Form 10QSB
period 2000-07-31
SUMMA RX LABORATORIES INC
filed 2000-09-14
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1943 for the transition period from _____________ to _______________.


                                     1-9087
                              (Commission file no.)


                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                           75-1535372
    (State or other jurisdiction                                (IRS employer
  of incorporation or organization)                          identification no.)


  2940 FM 3028, Mineral Wells, Texas                                76067
(Address of principal executive office)                          (Zip Code)


                                 (940) 325-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000 there were 3,145,838 shares of common stock outstanding.

                           SUMMA RX LABORATORIES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

              Balance Sheet                                                     3

              Statement of Operations                                           4

              Statement of Cash Flows                                           5

              Notes to the Financial Statements                                 6

       Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                       7

PART II - OTHER INFORMATION                                                     8

       Item 1 - Legal Proceedings                                               8

       Item 2 - Changes in Securities                                           8

       Item 3 - Defaults Upon Senior Securities                                 8

       Item 4 - Submission of Matters to a Vote of Security Holders             8

       Item 5 - Other information                                               8

       Item 6 - Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                      8

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                  July 31, 2000
                                   (Unaudited)


                                     ASSETS

Cash                                                             $  1,156,111
Trade Accounts Receivable, less
   allowance for doubtful accounts of $124,569                        373,624
Inventory                                                             199,995
Other Current Assets                                                  143,458
                                                                 ------------
     Total Current Assets                                           1,873,188
Property, plant and equipment                                       2,020,172
Less accumulated depreciation                                         769,301
                                                                 ------------
     Net property, plant and equipment                              1,250,871
Land                                                                    5,798
                                                                 ------------
Total assets                                                     $  3,129,857
                                                                 ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                 $    152,470
Accrued Liabilities                                                   227,262
Customer Deposits                                                     119,466
                                                                 ------------
   Total current liabilities                                          499,198
Long Term Debt                                                        380,000
                                                                 ------------
     Total Liabilities                                                879,198

Common stock                                                           31,458
Additional paid-in capital                                          3,219,379
Accumulated deficit                                                (1,000,178)
                                                                 ------------
     Shareholders' equity                                           2,250,659
                                                                 ------------
Total liabilities and shareholders' equity                       $  3,129,857
                                                                 ============

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three months ended
                                                                     July 31
                                                            2000                1999
                                                        ------------        ------------
Net Sales                                               $    794,806        $    776,858
Cost of Goods sold                                           624,446             611,387
                                                        ------------        ------------
   Gross Profit                                              170,360             165,471
Selling, general and administrative                          185,178             191,718
                                                        ------------        ------------
   Operating loss                                            (14,818)            (26,247)

Other income (expense):
   Interest income                                            24,399               1,441
   Interest expense                                           (9,510)            (18,569)
                                                        ------------        ------------
                                                              14,889             (17,128)
                                                        ------------        ------------
   Net earnings (loss)                                  $         71        $    (43,375)
                                                        ============        ============
Basic and fully diluted earnings (loss) per share                .00                (.01)
                                                        ============        ============
Weighted average shares outstanding                        3,145,838           3,145,838
                                                        ============        ============

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Three months ended
                                                                         July 31
                                                                 2000                1999
                                                             ------------        ------------
Cash flows from operating activities
   Net earnings (loss)                                       $         71        $    (43,375)
   Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                                 28,016              25,822

   Changes in operating assets and liabilities:
     Accounts receivable                                          181,049            (133,607)
     Inventories                                                   62,924             (31,640)
     Other current assets                                         (60,730)             (2,981)
     Accounts payable and accrued expenses                       (407,969)             61,387
                                                             ------------        ------------
Net cash used by operating activities                            (196,639)           (124,394)

Cash flows from investing activities
   Capital expenditures                                                --             (29,903)
                                                             ------------        ------------

Net decrease in cash                                             (196,639)           (154,297)

Cash at beginning of year                                       1,352,750             268,620
                                                             ------------        ------------

Cash at end of year                                          $  1,156,111        $    114,323
                                                             ============        ============

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND GENERAL

Summa Rx Laboratories, Inc. ("Summa") was formed as a Texas sole proprietorship in 1972 and was incorporated in the State of Texas in October 1976, as Dews Laboratories, Inc. In November 1987, Dews was merged into a Delaware corporation and was renamed Summa Rx Laboratories, Inc.

Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located at Mineral Wells, Texas 76067, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

Note 2 - Basis of Presentation

The unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Summa's most recent Form 10-KSB covering fiscal year ended April 30, 2000.

The information furnished reflects, in the opinion of the management of Summa, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

Note 3 - Earnings Per Share

The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were antidilutive in 2000 and 1999. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

On December 7, 1999 a former customer of Summa paid Summa the sum of $2,478,151 pursuant to the provisions of an Award of Arbitrator entered on November 1, 1999. Summa brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and Summa on July 11, 1997.

On December 27, 1999 Summa paid all of the principal and interest due under a promissory note owed to Carol Petrie, a holder of 233,356 shares of Summa's Common Stock.

In July 1999, the holders of the 12% Notes agreed to extend the due date of those notes until July 10, 2001. On December 27, 1999 and January 15, 2000 Summa called those notes and paid all of the principal and interest then due to the holders of those notes.

RESULTS OF OPERATIONS

Dietary supplements traditionally experience declines in sales during the summer months. The first quarter of the Company's fiscal year for both fiscal 2001 and 2000 reflect lower sales than what is historically expected in each of the remaining three quarters of the year. Sales and cost of goods sold for the first quarter ended July 31, 2000 were virtually the same as the first quarter ended July 31, 1999. Cost of goods sold, as a percent of sales, was approximately 79% for both quarters.

Sales expense for the first quarter of fiscal 2001 was approximately $28,900 more than the first quarter of fiscal 2000 primarily due to increased sales commissions and an employment fee related to the hiring of a new salesman. General and administrative expenses decreased due primarily to a $38,000 reduction in legal fees incurred in the first quarter of fiscal 2000. These legal fees were related to the action in arbitration, which Summa prevailed and collected in December 1999.

Interest income increased approximately $23,000 while interest expense decreased approximately $9,000. These changes are directly related to the arbitration award of $2,478,151 ($1,587,838 net of expenses and income taxes) which enabled Summa to pay off certain Notes payable and invest a significant portion in interest bearing accounts.

PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

         Not applicable

Item 2 - Changes in Securities

         Not applicable

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Summa Rx Laboratories, Inc.


                                     /s/ CHARLES H. HUGHES
September 14, 2000                   ------------------------------------------
                                     Charles H. Hughes
                                     Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.          DESCRIPTION
-------        -----------
  27           Financial Data Schedule