Form 10-Q
period 1997-07-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ___________ to ___________.



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


                                 (817) 325-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1997 there were 3,597,401 shares of common stock outstanding.

                   SUMMA RX LABORATORIES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                3

       Item 1 - Financial Statements                                                          3

              Consolidated Balance Sheet                                                      3

              Consolidated Statement of Operations                                            4

              Consolidated Statement of Cash Flows                                            5

              Supplemental Notes to the Consolidated Financial Statements                     6

       Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                   7

PART II - OTHER INFORMATION                                                                   9

       Item 1 - Legal Proceedings                                                             9

       Item 2 - Changes in Securities                                                         9

       Item 3 - Defaults Upon Senior Securities                                               9

       Item 4 - Submission of Matters to a Vote of Security Holders                           9

       Item 5 - Other information                                                             9

       Item 6 - Exhibits and Reports on Form 8-K                                              9

SIGNATURES                                                                                    9

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                     July 31,            April 30,
                ASSETS                                 1997                1997
                                                   ------------       ------------
Cash                                               $    506,951       $    236,915
Trade Accounts Receivable, less
 allowance for doubtful accounts
 of $41,650 and $10,000                                 239,757             85,492
Inventory                                               171,682            153,028
Other Current Assets                                     12,014             11,006
                                                   ------------       ------------
  Total Current Assets                                  930,403            486,441
Property, plant and equipment                         1,389,446          1,091,604
Less accumulated depreciation                           427,683            412,767
                                                   ------------       ------------
  Net property, plant and equipment                     961,763            678,837
                                                   ------------       ------------
Land                                                      5,798              5,798
Intangibles                                              36,676             36,676
Less accumulated amortization                            30,651             30,168
                                                   ------------       ------------
  Net intangibles                                         6,025              6,508
                                                   ------------       ------------
Total assets                                       $  1,903,989       $  1,177,584
                                                   ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                   $    104,390       $    120,827
Accounts Payable                                        302,971            216,176
Accrued Liabilities                                     152,825            106,502
Customer Deposits                                       500,000             85,361
                                                   ------------       ------------
  Total current liabilities                           1,060,186            528,866
Long Term Debt                                          190,000            190,000
                                                   ------------       ------------
  Total Liabilities                                   1,250,186            718,866
12% cumulative convertible                                5,000              5,000
 preferred stock
Common stock                                             35,974             35,974
Additional paid-in capital                            3,295,747          3,295,747
Accumulated deficit                                  (2,682,918)        (2,878,003)
                                                   ------------       ------------
  Stockholders' equity                                  653,803            458,718
                                                   ------------       ------------
Total liabilities and stockholders' equity         $  1,903,989       $  1,177,584
                                                   ============       ============


        See supplemental notes to the consolidated financial statements.

                           SUMMA RX LABORATORIES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                              July 31
                                                       1997                1996
                                                   ------------       ------------

Net Sales                                          $  1,027,442       $    665,404
Cost of Goods sold                                      465,112            492,600
                                                   ------------       ------------
 Gross Profit                                           562,330            172,804
Selling, general and administrative                     358,245            121,809
                                                   ------------       ------------
 Operating profit                                       204,085             50,995

Other income (expense)                                   (9,000)            (5,032)
                                                   ------------       ------------
 Net income                                             195,085             45,963
Less dividend requirement on preferred
 stock                                                    1,500              1,500
                                                   ------------       ------------
 Income allocable to common stockholders           $    193,585       $     44,463
                                                   ============       ============

Net Income per common share                                 .05                .01

Weighted averages shares outstanding                  3,597,401          3,559,817
                                                   ------------       ------------

        See supplemental notes to the consolidated financial statements.

                           SUMMA RX LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         Three months ended
                                                               July 31
                                                       1997                1996
                                                   ------------       ------------
Cash flows from operating activities:
 Cash received from customers                      $  1,266,924       $    570,623
 Cash paid to suppliers and employees                  (690,047)          (653,645)
 Interest paid                                           (9,000)
                                                   ------------       ------------
 Net cash used in operating activities                  567,877            (83,022)
Cash flows from investing activities:
 Capital expenditures                                  (297,841)          (111,967)
 Proceeds from sale of assets
 Cash effect of stock purchase                                              98,405
                                                   ------------       ------------
   Net cash provided by (used in)
    investing activities                               (297,841)           (13,562)
Cash flows from financing activities:
 Short-term borrowings, net
 Proceeds from issuance of long-term debt                                  190,000
 Borrowings on related party note payable
 Principal payments on long-term debt
 Proceeds from issuance of common stock                                     37,500
 Proceeds from issuance of preferred stock
                                                   ------------       ------------
   Net cash provided by financing
      activities                                                           227,500
                                                   ------------       ------------
  Net increase (decrease) in cash                       270,036            130,916
Cash at beginning of year                               236,915             16,708
                                                   ------------       ------------
 Cash at end of year                               $    506,951       $    147,624
                                                   ============       ============
Reconciliation of net loss to net cash
  used in operating activities:
Net profit (loss)                                  $    195,085       $     45,963
Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                           15,399             11,700
 Gain (loss) on sale of assets
 Changes in assets and liabilities:
  Accounts receivable                                  (239,626)            55,225
  Inventories                                           (18,654)            27,144
  Other current assets                                   (1,008)           (30,542)
  Accounts payable and accrued expenses                 616,681           (192,512)
                                                   ------------       ------------
Net cash used in operating activities              $    567,877       $    (83,022)
                                                   ============       ============

        See supplemental notes to the consolidated financial statements.

SUPPLEMENTAL NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements notes thereto included in the Corporation's most recent Form 10-K covering fiscal year ended April 30, 1997.

     The information furnished reflects, in the opinion of the management of Summa Rx Laboratories, Inc. all adjustments necessary for a fair presentation of the financial results for the interim period presented.

     Interim results are subject to year-end adjustments and audit by independent certified public accountants.

     There were 2,000,000 shares of $0.10 par value preferred stock authorized and 50,000 shares issued and outstanding at July 31, 1997 and 50,000 shares issued and outstanding at April 30, 1997.

     There were 10,000,000 shares of $.01 par value common stock authorized and 3,597,401 shares issued and outstanding at July 31, 1997 and 3,597,401 shares issued and outstanding at April 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A wholesale prescription drug supplier was acquired as a new customer during the first quarter of fiscal year 1995. The acquisition of this customer will improve the seasonality of sales which generally experiences lower sales during the first two fiscal quarters. Sales for the first quarter increased 8% when compared to the first quarter of last year.

                                                 Three months ended
                                                      July 31
                                              1996                1995
                                           -----------         -----------
     Sales                                 $ 1,027,442         $   665,404

Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold decreased from 80% to 74% when comparing the first quarter of this year with the same period last year.

                                                 Three months ended
                                                      July 31
                                              1997                1996
                                           -----------         -----------
     Cost of goods                         $   465,112         $   492,600

The dollar value of general and administrative expenses have remained constant due to management's diligence to control expenses. Selling, expenses remain constant due to the nature of our business, contract manufacturing, the only fluctuation directly associated with sales are commissions. Overall the percentage will decrease as sales increase due to general and administrative expenses being a specific value. Selling, general and administrative expenses decreased from 24% of sales to 18% of sales for the comparable period last year.

                                                 Three months ended
                                                      July 31
                                              1997                1996
                                           -----------         -----------
     Selling, general and administrative   $   358,245         $   121,809



Interest expense was primarily on loans from stockholders.

FINANCIAL CONDITION

     The Company's debt structure has significantly improved, the debt to related parties has been accruing interest, but not consuming cash in debt service. The Company has exchanged all but 50,000 shares of the preferred stock and the accumulated dividends , on these preferred shares to common stock. These shares and the accumulated dividends are convertible to 51,973 shares of common stock, the remaining shareholder has indicated his intent to convert.

     The Company exchanged $185,000 of Convertible Debentures, and its accrued interest of $98,405 for 566,810 shares of common stock during the first quarter of fiscal 1997, an additional 75,000 shares of common stock were sold to generate cash to retire the remaining debenture and its accrued interest.

     In July, the company issued twelve percent (12%) subordinated callable notes in the amount of $190,000 due July 10, 1999. The funds were generated and set aside for capital expenditures. A new IMA Model 40F intermittent motion capsule filling machine was purchased to meet the growing demand of customers wanting encapsulated products as opposed to compressed tablets. A new air compressor has been ordered to meet the demand of compressed air needed to run the new capsule machine and automated packaging line simultaneously.

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

                                   Summa Rx Laboratories, Inc.

September 13, 1997                 /s/ Pauline G. Lee


                                   Pauline G. Lee
                                   Secretary and
                                   Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27             Financial Data Schedule