Form 10QSB
period 1998-01-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ______________ to
     ______________.


                                     1-9087
                              (Commission file no.)



                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)




                       DELAWARE                                                       75-1535372
(State or other jurisdiction of incorporation or organization)             (IRS employer identification no.)


        2940 FM 3028, Mineral Wells, Texas                                              76067
      (Address of principal executive office)                                        (Zip Code)



                                 (940) 325-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1998 there were 3,145,838 shares of common stock outstanding.

                           SUMMA RX LABORATORIES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION                                                                                    3

       Item 1 - Financial Statements                                                                              3

              Balance Sheet                                                                                       3

              Statement of Operations                                                                             4

              Statement of Cash Flows                                                                             5

              Notes to the Financial Statements                                                                   6

       Item 2 - Management's Discussion and Analysis of Financial Condition

              and Results of Operations                                                                           7

PART II - OTHER INFORMATION                                                                                       9

       Item 1 - Legal Proceedings                                                                                 9

       Item 2 - Changes in Securities                                                                             9

       Item 3 - Defaults Upon Senior Securities                                                                   9

       Item 4 - Submission of Matters to a Vote of Security Holders                                               9

       Item 5 - Other information                                                                                 9

       Item 6 - Exhibits and Reports on Form 8-K                                                                  9

SIGNATURES                                                                                                        9

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                               January 31,
                                     ASSETS                       1998
                                                               -----------
Cash                                                           $    29,355
Trade Accounts Receivable, less
   allowance for doubtful accounts of $74,150                       91,845
Inventory                                                          153,573
Other Current Assets                                                20,558
                                                               -----------
     Total Current Assets                                          295,331
Property, plant and equipment                                    1,498,952
Less accumulated depreciation                                      457,514
                                                               -----------
     Net property, plant and equipment                           1,041,438
Land                                                                 5,798
Intangibles                                                         36,676
Less accumulated amortization                                       31,617
                                                               -----------
     Net intangibles                                                 5,059
Total assets                                                   $ 1,347,626
                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                               $   104,390
Accounts Payable                                                   214,045
Accrued Liabilities                                                100,239
                                                               -----------
   Total current liabilities                                       418,674
Long Term Debt                                                     190,000
                                                               -----------
     Total Liabilities                                             608,674

Common stock                                                        31,458
Additional paid-in capital                                       3,219,379
Accumulated deficit                                             (2,511,885)
                                                               -----------
     Stockholders' equity                                          738,952
                                                               -----------
Total liabilities and stockholders' equity                     $ 1,347,626
                                                               ===========

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended                 Nine months ended
                                                     January 31                        January 31
                                               1998              1997             1998             1997
                                            ----------------------------      ----------------------------
Net Sales                                   $   501,236      $   651,216      $ 2,883,441      $ 1,905,946
Cost of Goods sold                              358,806          442,802        1,334,542        1,358,381
                                            -----------      -----------      -----------      -----------
   Gross Profit                                 142,430          208,414        1,548,899          547,565
Selling, general and administrative             179,373          138,507        1,157,310          389,511
                                            -----------      -----------      -----------      -----------
   Operating profit (loss)                      (36,943)          69,907          391,589          158,054

Other income (expense)                           (7,576)          (8,832)         (25,471)         (22,695)
                                            -----------      -----------      -----------      -----------

   Net Income (loss)                        $   (44,519)     $    61,075      $   366,118      $   135,359
                                            ===========      ===========      ===========      ===========

Basic earnings (loss) per share                    (.01)             .02              .10              .04
                                            ===========      ===========      ===========      ===========

Weighted average shares outstanding           3,563,388        3,560,974        3,563,388        3,560,974
                                            -----------      -----------      -----------      -----------

Fully diluted earnings (loss) per share            (.01)             .02              .09              .03
                                            ===========      ===========      ===========      ===========

Fully diluted shares outstanding              4,076,504        4,048,379        4,076,504        4,048,379
                                            -----------      -----------      -----------      -----------

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine months ended
                                                                                   January 31
                                                                              1998            1997
                                                                         ----------------------------
Cash flows from operating activities:
   Cash received from customers                                          $ 2,737,214      $ 1,576,584
   Cash paid to suppliers and employees                                   (2,419,545)      (1,453,629)
   Interest paid                                                             (31,997)
                                                                                          -----------
   Net cash used in operating activities                                     285,672         (156,371)
Cash flows from investing activities:
   Capital expenditures                                                     (407,348)        (164,259)
   Proceeds from sale of assets
   Cash effect of stock purchase                                             (85,884)          98,405
                                                                         -----------      -----------
     Net cash provided by (used in) investing activities                    (493,232)         (65,854)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                        0          190,000
   Proceeds from issuance of common stock                                          0           37,500
                                                                         -----------      -----------
    Net cash provided by financing activities                                      0          227,500
                                                                         -----------      -----------
     Net increase (decrease) in cash                                        (207,560)           5,275
Cash at beginning of year                                                    236,915           16,708
                                                                         -----------      -----------
   Cash at end of year                                                   $    29,355      $    21,983
                                                                         ===========      ===========

Reconciliation of net loss to net cash used in operating activities:
Net profit (loss)                                                        $   366,118      $   135,359
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                              46,196           35,099
   Changes in assets and liabilities:
     Accounts receivable                                                     (91,714)        (218,434)
     Inventories                                                                (545)          52,566
     Other current assets                                                     (9,552)          (7,870)
     Accounts payable and accrued expenses                                   (24,831)        (153,091)
                                                                         -----------      -----------
Net cash used in operating activities                                    $   285,672      $  (156,371)
                                                                         ===========      ===========


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

Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located at 2940 FM 3028, Mineral Wells, Texas 76067, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

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


NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDER'S EQUITY

There were 2,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding at October 31, 1997 and 50,000 shares issued and outstanding at April 30, 1997. In October 1997 the final preferred shareholder converted his 50,000 shares into 51,973 shares of common.

There were 10,000,000 shares of $.01 par value common stock authorized and 3,145,838 shares issued and outstanding at January 31, 1997 and 3,597,401 shares issued and outstanding at April 30, 1997. In October 1997 56,464 shares were issued for payment of interest on the outstanding Note Payable to related parties. A former board member returned 60,000 shares to Treasury. These shares were based on a long term commitment and he resigned before they were vested . During January 1998 Summa purchased 500,000 shares of common stock from the Estate of G. R. Chambers.



NOTE 3 - EARNINGS PER SHARE

In February, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of basic EPS and diluted EPS. The effective date is for accounting periods ending after December 15, 1997, with restatement for prior periods presented after December 15, 1997.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the three months and nine months periods ended January 31, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An agreement was entered into with a distribution company to produce patented zinc lozenges during the last quarter of fiscal year 97, this agreement dramatically increased sales in the second quarter of 1998, the sales of zinc fell off during the third quarter of fiscal year 98. Sales of zinc lozenges were only present during four of the nine month comparison. Sales decreased 24% and increased overall by 151%.

                 Three months                  Nine months
              1997           1996          1997           1996
          -------------------------     -------------------------
Sales     $  501,236     $  589,326     $2,382,205     $1,254,730


Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold increased from 68% to 71% and decreased from 71% to 46% for the comparable prior periods. The decrease was a direct result from lower cost of goods associated with contracts that had higher royalty and commission expenses.

                          Three months                 Nine months
                      1998           1997         1998            1997
                  -------------------------     -------------------------
Cost of Goods     $  358,806     $  442,802     $1,334,542     $1,358,381


The dollar value of general and administrative expenses have remained constant due to management's diligence to control expenses. General and administrative expenses increased from 14% to 19% and from 14% to 15% of sales respectfully for the comparable periods last year. Selling expenses have increased from 7% to 17% and from 6% to 25% of sales respectfully for the comparable periods last year. The increase in selling expenses is directly related to the royalty agreement with the patent holder on the zinc lozenges and the sales commissions relating to those sales.

                                               Three months                   Nine months
                                            1998           1997           1998            1997
                                        -------------------------     --------------------------
Selling, general and administrative     $  179,373     $  138,507     $ 1,157,310     $  389,511

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

In July, the company issued twelve percent (12%) subordinated callable notes in the amount of $190,000 due July 10, 1999. The funds were generated and set aside for capital expenditures. A new IMA Model 40F intermittent motion capsule filling machine was purchased to meet the growing demand of customers wanting encapsulated products as opposed to compressed tablets. A new air compressor has been installed to meet the demand of compressed air needed to run the new capsule machine and automated packaging line simultaneously.

Recently, one of Summa's products, a patented zinc lozenge, was featured on the program 20/20 which touted it as being a cure for the common cold. As a result of that feature story many retailers could not get enough of the product to meet demand. The calendar year 1996 was the first year that there was a significant presence of these products in the market place. Because of the feature story and the public acceptance of that product Summa then anticipated significant sales of the product in the future.

In March, 1997 Summa entered into a license agreement with the inventor and patent holder to manufacture and sell zinc lozenges worldwide. The basis of that agreement was assistance and consultation provided to the inventor by Summa over the past ten years during which time Summa worked with and assisted the inventor/researcher to develop and obtain six United States patents on zinc lozenges.

In May 1997, Summa entered into a manufacturing and sales agreement with a distribution company that provided for minimum annual sales of zinc lozenge tablets with increased annual minimums in the third year of the contract.

In June 1997 the distribution company introduced Summa to the JB Williams Company, Inc., the seller of the Cepacol(R) brand product. As a result of that introduction, Summa has entered into a multi-year manufacturing and sales agreement with JB Williams Company to supply it with zinc lozenge tablets. That agreement provides that JB Williams will purchase an annual minimum during the first two years with an increase of 64% during the remainder of the agreement. The JB Williams agreement is for a five year primary term with automatic five year extensions thereafter. Sales by JB Williams under its agreement are limited to the United States of America, its territories and possessions, the other nations of North America, the nations islands of Central America and the Caribbean Sea, less Cuba and Greenland.

Because of the JB Williams agreement, the agreement with the distribution company has been amended to allow it to significantly reduce its required annual minimum purchases.

While Summa's exports sales have been negligible, it has sought to increase sales the this arena by making arrangements with brokers who actively do business in the export market. Based on domestic acceptance of zinc lozenges and the fact that the product is patented, sales into export market raise the likely possibility that zinc lozenges could become a product that will have year-round sales.

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

March 27, 1998                   /s/ Pauline G. Lee


                                 Pauline G. Lee
                                 Secretary and
                                 Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule