Form 10KSB40
period 1998-04-30
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______________ to _______________


                         Commission file number 1-9087.

                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      75-1535372
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

   2940 FM 3028, Mineral Wells, Texas                     76067
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (940) 325-0771

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered

Common Stock, $0.01 par value                     Over the Counter

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1) Yes [X] No [ ]           (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of July 17, 1998, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $590,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of July 17, 1998, the Registrant had 3,145,838 shares of its common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits from (i) Registration Statement No. 33-00297-FW on Form S-18 as filed with the Commission on December 9, 1985, (ii) Registration Statement No. 33-9475 on Form S-8 as filed with the Commission on October 9, 1986, (iii) Annual Report on Form 10-K for the year ended April 30, 1989 and
(iv) Quarterly Report on Form 10-Q dated September 15, 1988 are incorporated by reference into Part IV of this Report.

                                     PART I



ITEM 1. BUSINESS

CORPORATE IDENTITY STATEMENT

         Summa Rx Laboratories, Inc. ("Summa") was formed as a Texas sole proprietorship in 1972 and was incorporated in the State of Texas in October 1976, as Dews Laboratories, Inc. In November 1987, Dews was merged into a Delaware corporation and was renamed Summa Rx Laboratories, Inc.

         On December 20, 1991, Summa entered into an Agreement and Plan of Reorganization whereby Summa acquired eighty percent (80%) of the outstanding shares of Mountain Brook Spring Water Co., Inc., a Louisiana corporation ("Mountain Brook"), from its sole stockholder, Mr. G. Russell Chambers ("Mr. Chambers"), in exchange for 908,295 shares of Summa Common Stock after giving effect to the reverse split referred to below. Mountain Brook was organized as a Louisiana corporation in 1987 to wholesale bottled drinking water. As of March 15, 1996, Summa exchanged all of its Mountain Brook shares for 855,379 shares of Summa's Common Stock held by Mr. Chambers' estate. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Statement of Operation" and
Item 13 -"Certain Relationships and Related Transactions."

         After Divesting itself of Mountain Brook Summa no longer has industry segments for reporting purposes, and makes no disclosure regarding that former industry segment except for financial reporting purposes.

         Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located at 2940 FM 3028, Mineral Wells, Texas 76067, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

DESCRIPTION OF PHARMACEUTICAL PRODUCTS AND SERVICES

         Summa's manufacturing facility is registered with the Food and Drug Administration (the "FDA") to manufacture drugs and medical devices. Present operations consist primarily of the manufacturing and marketing of products that fall into three categories - dietary supplements, prescription and over the counter ("OTC") pharmaceuticals. Almost all of its manufacturing and sales are now done on a contract basis according to the customer's specifications, including content and labeling design; however, some food supplements are produced for sale under the Summa "house" label. Summa's own proprietary products are sold to hospitals, clinics and wholesale and retail customers.

         A major portion of Summa's sales consists of dietary supplements. Pursuant to the new Dietary Supplement Health and Educational Act of 1994, the term dietary supplements includes vitamins, minerals, amino acids, and herbs or other botanicals. Summa manufactures dietary supplements for a variety of customers including multi-level marketers, direct sales companies, and pharmacies.

         Summa also produces protein modified diet supplements, designed to be used in conjunction with behavior modification and under medical supervision to help significantly obese patents lose weight. These products are marketed to hospitals and medical clinics.

         In addition, Summa, manufactures prescription and nonprescription pharmaceuticals such as analgesics, decongestants, and mucolytic expectorants.

         On March 31, 1997, Summa entered into a license agreement to manufacture zinc acetate lozenges under several U. S. Patents. The license allows Summa to sell the products worldwide and was entered into with the patent holder in return for his use of Summa's manufacturing facilities, and for consultation and assistance provided by Summa over the past ten years that resulted in the development of the patents.

         Effective on May 16, 1997, Summa entered into a contract to manufacture and sell zinc acetate lozenges to a distribution firm under the brand name ColdCure(TM). On July 10, 1997, Summa entered into a contract to manufacture and sell zinc acetate lozenges under the Cepacol(TM) brand.

         In June 1997 the distribution company introduced Summa to the JB Williams Company, Inc., the seller of the Cepacol brand product. As a result of that introduction, on July 10, 1997 Summa entered into a multi-year manufacturing and sales agreement with JB Williams Company to supply it with zinc lozenge tablets. That agreement provides that JB Williams will purchase an annual minimum during the first two years with an increase of 64% during the remainder of the agreement. The JB Williams agreement is for a five year primary term with automatic five year extensions thereafter. Sales by JB Williams under its agreement are limited to the United States of America, its territories and possessions, the other nations of North America, the nations islands of Central America and the Caribbean Sea, less Cuba and Greenland.

         Summa's production and billing procedures are based on an order, production and shipment/payment premise so as to minimize finished goods inventory, order backlog and delays in payment of receivables. As of July 17, 1998, Summa had pending orders that totaled $ 364,086. These orders are scheduled for delivery during the next six weeks.

         Distribution of products from Summa's manufacturing facility is by commercial freight carriers.

PRODUCT ANNOUNCEMENTS

         On June 26, 1997 Summa issued a press release to the Mineral Wells Index and the Weatherford Democrat to announce the signing of a contract for the manufacture and sale of zinc acetate lozenges to a distribution firm under the brand name ColdCure.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The sources of the raw materials for Summa's operations are from independent commercial suppliers through-out the United States, and are available from many other suppliers, other than those utilized by Summa. There is adequate availability of the raw materials required for Summa's manufacturing operations.

PATENTS AND TRADEMARKS

         Although most of Summa's formulas are not subject to patent protection, Summa has in the past, and will in the future attempt to retain those formulas in the form of trade secrets. Summa believes that improvement of existing products, reliance upon trade secrets, and unpatented proprietary know-how and development of new products are generally as important as patent protection in establishing and maintaining a competitive market position.

         Summa has filed an application for a patent entitled "Dietary Supplement for the Promotion of Healthy Hair and Pigment Restoration" with the
U. S. Patent Office.

         In addition Summa has filed applications for trademarks for Gray Away, Zinc Care, Zinc Plus, Cold Clear, and Cold Care.

         As part of the license agreement to manufacture zinc acetate lozenges, Summa acquired the exclusive right to the use of ColdCure.

SEASONALITY

         Dietary supplements and nutritional products traditionally experience declines in sales during the summer months; however, Summa has attempted to restructure its marketing efforts and product line to minimize the impact of seasonality on its sales.

DEPENDENCE ON CUSTOMERS' BUSINESS

         For the year ended April 30, 1998, three customers accounted for 37%, 20% and 12% of Summa's sales, respectively. The loss of any of these customers could have an adverse effect on the company. During the fiscal year ended April 30, 1997, four customers accounted for 18%, 16%, 13% and 11% of sales, , and in fiscal year April 30, 1996, three customers accounted for 18%, 11% and 11% of sales.


COMPETITION

         The manufacture and sale of dietary supplements, prescription and OTC pharmaceuticals is highly competitive with respect to price and products offered and is influenced by consumer preference. Summa does not attempt to compete with large pharmaceutical and nutritional companies, except in its dietary supplement programs, but attempts to supplement the products offered by such companies by offering similar products in market areas not penetrated by the larger companies. There are numerous smaller companies whose products overlap many of the products produced by Summa. Many of those companies are of comparable size or larger and provide the majority of the competition in Summa's market.

PRODUCT RESEARCH AND DEVELOPMENT

         Summa intends to direct its research and development activities toward
(1) additional dietary supplement products and (2) product lines to be manufactured under contract for customers, particularly pharmaceuticals.

GOVERNMENTAL REGULATION

         Summa's products and production and manufacturing facility are subject to governmental regulation by the FDA. The FDA establishes standards relative to product safety, efficacy, and labeling, which apply to the manufacture, clinical testing, and marketing of pharmaceuticals and medical devices in the United States. FDA regulations prohibit the general sale of such products until they have been determined to be safe and effective. Summa's manufacturing facility is registered with the FDA to manufacture drugs and medical devices. However, Summa's products do not require FDA pre-approval.

         The procedure for seeking and obtaining FDA approval for a new pharmaceutical or medical device can involve many steps including animal testing to determine the safety, efficacy, and potential toxicity prior to testing on humans, and clinical testing on humans prior to marketing. The process of obtaining FDA new drug approval generally takes a substantial period of time and involves the expenditure of a large amount of resources. Investigational drugs used in domestic clinical trials are subject to regulation relating to production methods, advertising, price, and profit.

         Summa is not subject to any environmental regulations involving the discharge of any matter into the environment at either of its facilities. Consequently, the costs and effects of compliance with governmental environmental laws are non-existent.

         Summa has no contracts or subcontracts being done for the federal government.

EMPLOYEES

         At April 30, 1998, Summa had 30 full-time employees.
Production/manufacturing accounted for 25 of such employees. The balance of Summa's employees are engaged in finance, sales and administration.


ITEM 2. PROPERTIES

         Summa owns its executive offices and its storage and manufacturing facilities which consist of a single building containing 28,000 square feet located on approximately six acres, five miles southeast of Mineral Wells, Texas, and an 11,000 square foot warehouse located in the Wolters Industrial Park in Mineral Wells, Texas. In the opinion of management the properties are adequately covered by insurance.

         Summa expanded its manufacturing, operating and storage facilities in August 1997, Summa believes the expansion created sufficient manufacturing and storage facilities for its present needs. Additional acreage at its facility will provide sufficient area for expansion for long term goals.

         Summa does not invest any of its assets in real estate, real estate mortgages or other securities.


ITEM 3. LEGAL PROCEEDINGS

         Summa is not a party to any claim for damages whose amounts exceeds ten percent of its assets.

         In early July 1998, the licensor of the license that allows Summa to manufacture patented zinc acetate products filed a demand for mediation citing "disputes" between himself and Summa. Prior to receipt of the demand for arbitration Summa was completely unaware of any disputes between itself and the licensor, and is not aware of any basis that would support the disputes cited in the demand.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Summa's Common Stock was not publicly traded prior to February 27, 1986. Following that date, the Common Stock has been traded in the over-the-counter market under the symbol DEWS until January 1988 when the symbol was changed to SMRX. Summa's Common Stock does not have an established public trading market.

         The following table sets forth the high and low sales price (bid, quote) for the Common Stock for the period shown during the last two years ended April 30, 1997 and 1998.

                               Quotations(1)
                               -------------
     Quarter Ended           High         Low
     -------------           ----         ---
     July 31, 1996            1/2         1/4
     October 31, 1996         1/2         1/4
     January 31, 1997         1/2         1/4
     April 30, 1997           1/2         1/4
     July 31, 1997            1/2         1/4
     October 31, 1997         1/2         1/4
     January 31, 1998         1/2         1/4
     April 30, 1998           3/4         3/4

----------
(1) Actual high and low bid quotations.

         At April 30, 1998, Summa had approximately 150 listed stockholders, excluding stockholders whose shares are held in a fiduciary capacity by banks, brokerage houses and nominees. Based on information received from such banks, brokers, and nominees, Summa believes that it has approximately 575 stockholders.

         Summa has neither declared nor paid dividends on its Common Stock in the two most recent fiscal years. Although there are no restrictions to the payment of dividends, except as limited by Delaware general corporate laws, Summa intends to retain earnings for the foreseeable future for use in the expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On December 20, 1991, Summa acquired eighty percent (80%) of the outstanding shares of Mountain Brook, a bottled drinking water supplier located in Kentwood, Louisiana, from Mr. Chambers in exchange for 908,295 shares of Summa Common Stock. During the fiscal year ended April 30, 1995, Summa and Mr. Chambers negotiated to rescind the transaction, which was approved but not completed at the death of Mr. Chambers in 1995. As of March 15, 1996, Summa exchanged all of its Mountain Brook shares for 855,379 shares of Summa's Common Stock held by Mr. Chambers' estate. The operations of Mountain Brook are reflected as discontinued.

LIQUIDITY

         During the years ended April 30, 1996, 1995 and 1994 Mountain Brook incurred losses of $155,883, $163,877 and $150,336, respectively, as well as continual negative cash flows that restricted Summa's liquidity. As anticipated Summa's liquidity increased during fiscal year 1997 as a direct result of the disposition of Mountain Brook.

         During the year ended April 30, 1996 management negotiated with all of the holders of its Non-voting Convertible 12% Preferred Stock, $0.10 par value (the "Preferred Holders"), to convert all their preferred shares and unpaid dividends into shares of Summa's Common Stock. As of October 1997, the last Preferred Shareholder had converted his preferred shares to common.

         During the year ended April 30, 1996 management also negotiated with all of the holders of its 12% Convertible Subordinated Debentures Due October 31, 1995 (the "Debenture Holders") to convert all of their debentures and unpaid interest into shares of Summa's Common Stock. In May 1996, the holders of $185,000 in principle amount of Debentures and $98,405 of accrued interest converted their Debentures and accrued interest into 566,810 shares of Common Stock. In May 1997, Summa completed payment of $16,437 in principle amount of the Debentures and $16,389 of accrued interest.

         In fiscal 1992 Summa restructured and paid its mortgage on its manufacturing facility. On January 15, 1996, Summa renegotiated and combined its other debt, represented by two secured promissory notes, into a single promissory note to a stockholder. See "Item 13 - Certain Relationships and Related Transactions."

         At April 30, 1998 Summa was generating sufficient cash flow to meet daily operating requirements.

CAPITAL RESOURCES

         At April 30, 1996 Summa had certain products manufactured by sub-manufacturers. In July 1996 Summa's issued $190,000 in principal amount of "12% Callable Notes" Due July 10, 1999. The funds were used to purchase additional equipment and warehouse racking to eliminate the need for manufacturing by sub-manufacturers and allow Summa to do all manufacturing "in house."

         In May 1998 Summa's issued $380,000 in principal amount of "10% Callable Notes Series B" Due May 15, 2003. The funds are to be used for capital improvements including the purchase of additional equipment to upgrade its production capacity.

RESULTS OF OPERATIONS

         Sales for fiscal 1998 increased 33% when compared to fiscal 1997, and sales for fiscal 1997 increased 145% when compared to fiscal 1996. Sales increased during fiscal 1998 primarily due to the acquisition of J.B. Williams contract. Sales increased during fiscal 1997 due to the acquisition of two major customers. Summa obtained the new customers as a direct result from increased activity by its sales and marketing staff attending diversified trade shows encompassing a larger exposure to new customers. The acquisition of these customers decreased previously existing downtime caused by product seasonality. Summa changed its manufacturing philosophy in 1991 to actively seek to do contract manufacturing for others. Since that change in philosophy, Summa has actively sought customers for whom it is able to manufacture powders, tablets or capsules and whose needs and volumes are not sufficient to interest large manufacturers.

         Cost of goods sold, as a percent of sales, were approximately 51%, 70% and 90% for fiscal years 1998, 1997 and 1996, respectively. The major components of cost of goods sold for the respective fiscal years were as follows:

                                     Year Ended April 30,
             ---------------------------------------------------------------------
                     1998                     1997                     1996
             --------------------    ---------------------   ---------------------
               Amount     Percent      Amount      Percent      Amount     Percent
             ----------   -------    ----------    -------   ----------    -------
Material     $  842,468     25.4     $1,051,883     42.2     $  906,817     52.8
Labor           484,472     14.6        410,423     16.5        386,799     22.6
Overhead        376,783     11.4        273,054     11.0        255,070     14.9
             ----------     ----     ----------     ----     ----------     ----
             $1,703,723     51.4     $1,735,360     69.7     $1,548,686     90.3
             ==========     ====     ==========     ====     ==========     ====

         Material costs, as a percent of sales, decreased 16% in fiscal 1998. The decrease was a direct result from lower cost of goods associated with contracts that had higher royalty and commission expenses. Management was able to decrease material costs in fiscal 1997 by actively seeking better pricing and purchasing in larger quantities, due to the ability of two new customers to forecast and place blanket purchase orders for several months production.

         Selling and marketing expenses, as a percent of sales, increased 17% due to contracts, which required royalty payments and allowed increased commissions. Selling and marketing expenses, as a percent of sales, for fiscal years 1997, 1996 and 1995 were approximately 24%, 7% and 7%, respectively. The sales and marketing staff increased activity by attending trade shows during fiscal 1997 and fiscal 1996 in order to expand sales into new markets. The major components of selling and marketing expense for the respective fiscal years were as follows:

                                          Year Ended April 30,
                    -----------------------------------------------------------------
                               1998                 1997                  1996
                    ----------------------    -----------------    ------------------
                        Amount     Percent     Amount   Percent     Amount    Percent
                    ------------   -------    --------  -------    --------   -------
Salaries
  and commissions   $    590,895     17.8     $136,650     5.5     $ 84,362     5.0
Royalties                157,987      4.8            0     0.0            0     0.0
Travel                     8,468      0.3        4,250     0.2        5,836     0.3
Advertising                4,850      0.1        5,630     0.2        5,799     0.3
Other                     21,991      0.7       22,684     0.9       23,304     1.4
                        --------     ----     --------     ---     --------     ---
                        $784,191     23.7     $169,214     6.8     $119,301     7.0
                        ========     ====     ========     ===     ========     ===


         General and administrative expenses, as a percent of sales, for fiscal 1998, 1997, and 1996 were approximately 16%, 15% and 24%. The components remain constant due primarily to management's ability to stabilize the costs of the components that make up general and administrative expenses. The major components of general and administrative expenses for the respective fiscal years were as follows:

                                                Year Ended April 30,
                           ---------------------------------------------------------------
                                   1998                 1997                  1996
                           ------------------    -------------------   -------------------
                             Amount   Percent     Amount     Percent    Amount     Percent
                           --------   -------    --------    -------   --------    -------
Salaries                   $160,768      4.8     $163,707      6.6     $127,295      7.4
Legal and Professional       77,405      2.3       48,473      1.9       47,528      2.8
Insurance                    85,022      2.6       51,987      2.1      102,673      6.0
Other                       198,591      6.0      109,457      4.4      139,326      8.1
                           --------     ----     --------     ----     --------     ----
                           $521,786     15.7     $373,624     15.0     $416,822     24.3
                           ========     ====     ========     ====     ========     ====


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this item is contained in a separate section of this report. See Index of Financial Statements on Page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORS

         The following table sets forth the names and ages of all of the Directors of Summa as of July 17, 1998. Members of the Board of Directors are elected to serve a term of one year or until their successors are elected and qualified. No arrangement or understanding exists between any of the Directors and any other persons pursuant to which the Directors were selected.

                 Name                 Since             Age                    Position
         --------------------         -----             ---        --------------------------------
         Jerry A. Nelson              1987              62         Chairman of the Board, President
                                                                       and Chief Executive Officer

         Stanley K. Slutzky           1995              60         Chairman of the Compensation
                                                                   Committee, Member of Audit
                                                                   Committee and Director,

         E. P. (Lou) Marinos          1996              55         Chairman of the Audit Committee,
                                                                   Member of Compensation
                                                                   Committee and Director

The following sets forth pertinent information regarding each of the Directors.

         Jerry A. Nelson - Elected as a Director of the Company in April, 1987, and as Chairman of the Board, President and Chief Executive Officer in July, 1987. He previously had served as a consultant to the company from July 1985. From June 1982 until June 1987, Mr. Nelson was President of Nelson & Associates, a consulting firm providing manufacturing and product development services to various companies. From 1972 until 1982, Mr. Nelson was employed by Alcon Laboratories, serving in various management positions at different divisions of Alcon.

         Stanley K. Slutzky - Elected as a Director of the Company in October 1995, Mr. Slutzky is the senior partner of the law firm of Slutzky, Wolfe and Bailey of Atlanta, Georgia. Mr. Slutzky has been in the practice of law in Georgia since 1962 and specializes in the practice of business law, commercial real estate and estate planning.

         E. P. (Lou) Marinos - Mr. Marinos was appointed as a member of the Board of Directors in August, 1996. Beginning in June 1997, Mr. Marinos is serving as President and CEO of Midcoast Interstate Transmissions, Inc. Since March 1995, and through May 1997 Mr. Marinos served as the President and Chief Executive Officer of Arrhythmia Research and Technology, Inc. ("ART"), a corporation that manufactures and sells medical devices. Mr. Marinos continues as a member of ART's Board of Directors and is Chairman of the Audit Committee. In June 1994, Mr. Marinos was appointed as the interim Vice President, Chief Operating Officer and Chief Financial Officer of ART. From March 1991 until March 1995, Mr. Marinos served as President and Chief Executive Officer of AMT/EMP Associates, a consulting company providing services in the areas of strategic and financial planning, mergers and acquisitions, and organizational restructuring.

EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the executive officers of Summa as of July 17, 1998. Such persons administer the day-to-day operations of Summa and are appointed by Summa's Board of Directors to serve until the subsequent annual meeting of the Board of Directors or until they resign or are replaced. No arrangement or understanding exists between any of the executive officers and any other persons pursuant to which the executive officers were selected.


              Name                 Age                      Position
         ---------------           ---         ----------------------------------
         Jerry A. Nelson           62          President and Chief Executive
                                                   Officer

         Pauline G. Lee            38          Principal Financial and Accounting
                                               Officer and Corporate Secretary

         Pauline G. Lee - Mrs. Lee joined Summa in May 1989 as an in-house accountant. She was elected by the Board as the Corporate Secretary and Chief Accounting Officer on July 8, 1993. Prior to May 1989 she was employed as an accountant for a group of automobile dealerships for two years, and was in public accounting for the six years prior.

         A description of Mr. Nelson's background is set forth above under "Board of Directors."


ITEM 10. EXECUTIVE COMPENSATION

         During the fiscal year ended April 30, 1998, Mr. Nelson, Summa's President and CEO, received cash compensation of $ 107,985, which amount includes $16,428 of non-reimbursed business expense. No other Summa executive officer received cash compensation in excess of $100,000. All of Summa's executive officers (two persons) received a total aggregate compensation of approximately $ 151,082 during such period.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) CERTAIN BENEFICIAL OWNERS

         The following table set forth information regarding certain beneficial owners of Summa's Common Stock at July 17, 1998 who own more than five percent (5%) of the Common Stock. Each stockholder has sole voting and investment power with respect to the shares set forth opposite their name, unless otherwise indicated.

                                                Number of Shares
                                                  Owned as of
Name and Address of Beneficial Owners            July 17, 1998   Percent
-------------------------------------           ---------------- -------
Carol M. Petrie
772 Potato Patch
Vail, Colorado 81657                                233,356      7.42

Lawrence L. Black, Black & Co.
1 SW Columbia  Street
Portland, Oregon 97258                              223,695      7.11

Jerome Klawitter
3 Humbolt Lane
Austin, Texas 78746                                 306,442      9.74

Shirley K. Hunter Trustee,
Le Damier Trust
1000 Bayou Oaks Lane
Lake Charles, Louisiana 70605                       434,055     13.80

Edwin K. Hunter Trustee, Chambers
Medical Foundation and Tellurogenic
1807 Lake Street
Lake Charles, Louisiana 70601                       374,064      9.03
                                                  ---------     -----

         TOTAL OWNERSHIP                          1,571,612     47.10
                                                  =========     =====

(B) MANAGEMENT OWNERSHIP

         The following table set forth information regarding management ownership of Summa's Common Stock at July 17, 1998. Mr. Nelson has sole voting and investment power with respect to his shares.

                               Number of Shares
                                Owned as of
Name of Management Owners       July 17, 1997    Percent
--------------------------     ---------------- ---------
Jerry A. Nelson                   180,371         5.73

Stanley K. Slutzky Trustee
Gabriel Trust                     331,914        10.55
                                  -------        -----

All Officers and Directors
 as a Group (5 persons)           512,285        16.28
                                  =======        =====


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 15, 1996 Summa executed a single promissory note in the principal amount of $104,390 to Carol Petrie, the holder of 195,772 shares of the Common Stock. The principal amount includes all past due principal and interest under two pre-existing notes. The note is due on December 15, 1998, bears interest at 12% per annum and is secured by all of Summa's executive offices and manufacturing facilities. It is management's opinion that the terms of the note are equal to or better than those which could be obtained from an independent financial institution.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1. Financial Statements:

    See Index to Financial Statements on page F-1 for a list of all financial statements and schedules filed as part of this report.

    2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-K, and by paragraph (d) below:

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable and, therefore, have been omitted.

    3. Exhibits filed herewith as required by Item 601 of Regulation S-K:
    Item (10) - Material Contracts.


(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(c) Exhibits required by Item 601 of Regulation S-K:

    Item (2) - Plan of acquisition, reorganization, arrangement, liquidation. or succession:

             (A) Articles of Merger of Dews Laboratories, Inc., a Texas corporation, and Summa Rx Laboratories, Inc., a Delaware corporation, filed with the Commission as Exhibit 3.3 to Annual Report on Form 10-K for the year ended April 30, 1988 are incorporated herein by reference.

             (B) Certificate of Agreement of Merger of Dews Laboratories, Inc., a Texas corporation, and Summa Rx Laboratories, Inc., a Delaware corporation, filed with the Commission as Exhibit 3.2 to Annual Report on Form 10-K for the year ended April 30, 1988 are incorporated herein by reference.

    Item (3) (i) - Articles of Incorporation:

             Certificate of Incorporation of Summa Rx Laboratories, Inc., a Delaware corporation, filed with the Commission as Exhibit 3.1 to Annual Report on Form 10-K for the year ended April 30, 1988 are incorporated herein by reference.

    Item (3) (ii) - By-Laws:

             By-Laws of Summa Rx Laboratories, Inc., a Delaware corporation, filed with the Commission as Exhibit 3.4 to Annual Report on Form 10-K for the year ended April 30, 1989 are incorporated herein by reference.

    Item (4) - Instruments defining the rights of security holders, including indentures:

             Proxy Statement for Special Meeting of Stockholders held on
    July 15, 1988 at which Summa stockholders approved and adopted a proposal to authorize 2,000,000 shares of Preferred Stock, $0.10 par value, and reported under Item 2 of Quarterly Report on Form 10-Q as filed with the Commission and dated September 15, 1988 is incorporated herein by reference.

         Item (10) - Material Contracts - See Item (a)(3), above.

         Item (23) - Consents of Experts and Counsel - Consents of Counsel are incorporated herein by reference filed as part of Registration Statement No. 33-00297-FW on Form S-18 as filed with the Commission on December 9, 1985, and Registration Statement No. 33-9475 on Form S-8 as filed with the Commission on October 9, 1986.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Summa Rx Laboratories, Inc.




By: /s/    Jerry A. Nelson                             Date: July 27, 1998
  ---------------------------------------------
       JERRY A. NELSON, President and
        Chief Executive Officer



By: /s/    Pauline G. Lee                              Date: July 27, 1998
  ---------------------------------------------
       PAULINE G. LEE, Principal Financial
       Officer and Principal Accounting Officer






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/    Jerry A. Nelson                             Date: July 27, 1998
  -------------------------------------------
       JERRY A. NELSON, Chairman of
       the Board of Directors



By: /s/    Stanley K. Slutzky                          Date: July 27, 1998
  -------------------------------------------
       STANLEY K. SLUTZKY, Director



By: /s/    E. P. (Lou) Marinos                         Date: July 27, 1998
  -------------------------------------------
       E. P. (LOU) MARINOS, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NOT APPLICABLE.

               FINANCIAL STATEMENTS AND REPORT OF
            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  SUMMA RX LABORATORIES, INC.

                    APRIL 30, 1998 AND 1997

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              Page
                                                                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                             F-2


FINANCIAL STATEMENTS

      Balance Sheets - April 30, 1998 and 1997                                                                 F-3

      Statements of Operations - Years ended April 30, 1998, 1997 and 1996                                     F-5

      Statement of Changes in Stockholders' Equity - Years ended
         April 30, 1998, 1997 and 1996                                                                         F-6

      Statements of Cash Flows - Years ended April 30, 1998, 1997 and 1996                                     F-7


NOTES TO FINANCIAL STATEMENTS                                                                                  F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Summa Rx Laboratories, Inc.


We have audited the accompanying balance sheets of Summa Rx Laboratories, Inc. as of April 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Rx Laboratories, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
June 12, 1998, except for Note H, as to which the date is July 6, 1998

                           SUMMA RX LABORATORIES, INC.

                                 BALANCE SHEETS

                                    April 30,




                           ASSETS                                     1998             1997
                                                                  ----------        ----------
CURRENT ASSETS
    Cash and cash equivalents                                     $  415,227        $  236,915
    Trade accounts receivable, less allowance for doubtful
       accounts of $73,161 in 1998 and $10,000 in 1997               158,440            85,492
    Inventories
       Raw materials                                                 123,239           146,646
       Work-in-progress                                                7,000             2,082
       Finished goods                                                  2,393             4,300
                                                                  ----------        ----------
                                                                     132,632           153,028
    Other current assets                                              84,465            11,006
                                                                  ----------        ----------

                TOTAL CURRENT ASSETS                                 790,764           486,441

PROPERTY, PLANT AND EQUIPMENT
    Furniture, fixtures and equipment                              1,172,310           764,246
    Buildings and improvements                                       343,156           327,358
                                                                  ----------        ----------
                                                                   1,515,466         1,091,604
       Less accumulated depreciation                                 487,339           412,767
                                                                  ----------        ----------
                                                                   1,028,127           678,837
    Land                                                               5,798             5,798
                                                                  ----------        ----------
                                                                   1,033,925           684,635

OTHER ASSETS                                                           4,576             6,508
                                                                  ----------        ----------

                                                                  $1,829,265        $1,177,584
                                                                  ==========        ==========



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                                    April 30,




  LIABILITIES AND STOCKHOLDERS' EQUITY                                       1998                 1997
                                                                          -----------         -----------
CURRENT LIABILITIES
    Current maturities of notes payable to related parties                $   104,390         $   120,827
    Accounts payable - trade                                                  253,134             216,176
    Accrued expenses                                                          106,254             106,502
    Customer deposits                                                          83,722              85,361
                                                                          -----------         -----------

                TOTAL CURRENT LIABILITIES                                     547,500             528,866

LONG-TERM NOTES PAYABLE TO RELATED PARTIES                                    570,000             190,000

STOCKHOLDERS' EQUITY
    12% cumulative convertible preferred stock - authorized,
       2,000,000 shares of $.10 par value; issued and outstanding,
       50,000 shares in 1997                                                       --               5,000
    Common stock - authorized, 10,000,000 shares of $.01
       par value; issued and outstanding, 3,145,838 shares
       in 1998 and 3,597,401 shares in 1997                                    31,458              35,974
    Additional paid-in capital                                              3,219,379           3,295,747
    Accumulated deficit                                                    (2,539,072)         (2,878,003)
                                                                          -----------         -----------
                                                                              711,765             458,718
                                                                          -----------         -----------

                                                                          $ 1,829,265         $ 1,177,584
                                                                          ===========         ===========




        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                              Years ended April 30,



                                                              1998            1997          1996
                                                           -----------    -----------    -----------
Net sales                                                  $ 3,314,877    $ 2,490,851    $ 1,714,516
Cost of goods sold                                           1,703,723      1,735,360      1,548,686
                                                           -----------    -----------    -----------

                GROSS PROFIT                                 1,611,154        755,491        165,830

Selling, general and administrative expenses                 1,305,977        542,840        536,123
                                                           -----------    -----------    -----------

                OPERATING INCOME (LOSS)                        305,177        212,651       (370,293)

Other income (expense)
    Interest income                                              4,280             --             --
    Interest expense - related parties                         (38,526)       (37,369)       (38,939)
                                                           -----------    -----------    -----------
                                                               (34,246)       (37,369)       (38,939)
                                                           -----------    -----------    -----------

                INCOME (LOSS) FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES                        270,931        175,282       (409,232)

Deferred income tax benefit                                     68,000             --             --
                                                           -----------    -----------    -----------

Net earnings (loss) from continuing operations                 338,931        175,282       (409,232)

Loss from discontinued operations                                   --             --       (155,883)
                                                           -----------    -----------    -----------

                NET EARNINGS (LOSS)                            338,931        175,282       (565,115)

Less dividend requirement on preferred stock                     2,750          6,000          6,000
                                                           -----------    -----------    -----------

                EARNINGS (LOSS) ALLOCABLE TO COMMON
                      STOCKHOLDERS                         $   336,181    $   169,282    $  (571,115)
                                                           ===========    ===========    ===========

Earnings (loss) per common share - basic and diluted
    Continuing operations                                  $       .10    $       .05    $      (.12)
    Discontinued operations                                         --             --           (.04)
                                                           -----------    -----------    -----------

    Net earnings (loss)                                    $       .10    $       .05    $      (.16)
                                                           ===========    ===========    ===========

Weighted average common shares outstanding                   3,472,301      3,498,384      3,577,879
                                                           ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                          12% cumulative
                                                            convertible
                                                          preferred stock                Common stock
                                                    --------------------------    --------------------------
                                                       Shares        Amount         Shares         Amount
                                                    -----------    -----------    -----------    -----------
Balances at May 1, 1995                                  75,000    $     7,500      3,463,932    $    34,639

    Conversion of preferred stock to common stock       (25,000)        (2,500)        25,986            260
    Compensation paid in common stock                        --             --        265,000          2,650
    Stock issued for satisfaction of debt                    --             --         18,469            184
    Retirement of common stock                               --             --       (855,379)        (8,553)
    Net loss                                                 --             --             --             --
                                                    -----------    -----------    -----------    -----------

Balances at April 30, 1996                               50,000          5,000      2,918,008         29,180

    Sale of stock                                            --             --         75,000            750
    Stock issued for satisfaction of debt                    --             --        604,393          6,044
    Net earnings                                             --             --             --             --
                                                    -----------    -----------    -----------    -----------

Balances at April 30, 1997                               50,000          5,000      3,597,401         35,974

    Conversion of preferred stock to common stock       (50,000)        (5,000)        51,973            520
    Stock issued for satisfaction of debt                    --             --         56,464            564
    Purchase and retirement of common stock                  --             --       (560,000)        (5,600)
    Net earnings                                             --             --             --             --
                                                    -----------    -----------    -----------    -----------

Balances at April 30, 1998                                   --    $        --      3,145,838    $    31,458
                                                    ===========    ===========    ===========    ===========


                                                     Additional                        Total
                                                      paid-in      Accumulated    stockholders'
                                                      capital        deficit      equity (deficit)
                                                    -----------    -----------    ----------------
Balances at May 1, 1995                             $ 2,962,239    $(2,488,170)   $        516,208

    Conversion of preferred stock to common stock         2,240             --                  --
    Compensation paid in common stock                    23,850             --              26,500
    Stock issued for satisfaction of debt                 6,191             --               6,375
    Retirement of common stock                          (22,279)            --             (30,832)
    Net loss                                                 --       (565,115)           (565,115)
                                                    -----------    -----------    ----------------

Balances at April 30, 1996                            2,972,241     (3,053,285)            (46,864)

    Sale of stock                                        36,750             --              37,500
    Stock issued for satisfaction of debt               286,756             --             292,800
    Net earnings                                             --        175,282             175,282
                                                    -----------    -----------    ----------------

Balances at April 30, 1997                            3,295,747     (2,878,003)            458,718

    Conversion of preferred stock to common stock         4,480             --                  --
    Stock issued for satisfaction of debt                13,552             --              14,116
    Purchase and retirement of common stock             (94,400)            --            (100,000)
    Net earnings                                             --        338,931             338,931
                                                    -----------    -----------    ----------------

Balances at April 30, 1998                          $ 3,219,379    $(2,539,072)   $        711,765
                                                    ===========    ===========    ================




        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                              Years ended April 30,


                                                                   1998           1997          1996
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings  (loss)                                       $   338,931    $   175,282    $  (565,115)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities
          Discontinued operations                                       --             --        155,883
          Depreciation                                              76,504         56,267         42,884
          Deferred income taxes                                    (68,000)            --             --
          Compensation paid in common stock                             --             --         26,500
          Changes in operating assets and liabilities
              Accounts receivable - trade                          (72,948)        25,891        138,214
              Inventories                                           20,396         54,460         87,476
              Other current assets                                  (5,459)        (5,299)        57,016
              Accounts payable - trade                              36,958       (135,688)      (109,553)
              Other accrued liabilities                             13,868         42,561         27,211
              Customer deposits                                     (1,639)       (39,608)       125,868
                                                               -----------    -----------    -----------

                 Net cash provided by (used in) continuing
                     operations                                    338,611        173,866        (13,616)
                 Net cash used in discontinued operations               --             --        (49,817)
                                                               -----------    -----------    -----------

                 NET CASH PROVIDED BY (USED IN) OPERATING
                     ACTIVITIES                                    338,611        173,866        (63,433)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                          (423,862)      (172,596)      (160,061)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                       380,000        190,000             --
    Payments of long-term debt                                     (16,437)        (8,563)            --
    Proceeds from sale of common stock                                  --         37,500             --
    Purchase of common stock                                      (100,000)            --             --
                                                               -----------    -----------    -----------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES         263,563        218,937             --
                                                               -----------    -----------    -----------

                 NET INCREASE (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                               178,312        220,207       (223,494)

Cash and cash equivalents at beginning of year                     236,915         16,708        240,202
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of year                       $   415,227    $   236,915    $    16,708
                                                               ===========    ===========    ===========





        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                              Years ended April 30,



                                                                                 1998          1997         1996
                                                                               ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
       Interest                                                                $   23,544   $   32,831   $       --

    Supplemental schedule of noncash investing
       and financing activities
          Compensation paid in common stock                                    $       --   $       --   $   26,500
          Common stock of the Company received in exchange
              for stock of subsidiary                                                  --           --       30,832





        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

     Nature of Operations

     Summa Rx Laboratories, Inc. (the Company) is licensed by the Food and Drug Administration to manufacture drugs and medical devices. Summa primarily manufactures and markets products which fall into three categories: food supplements, pharmaceuticals and vitamins. In addition, Summa manufactures prescription and nonprescription pharmaceuticals such as antihistamines, analgesics, and mucolytic expectorants.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which for buildings and improvements is 30 years, and furniture, fixtures and equipment range from 5 to 10 years.

     Customer Deposits

     The Company requires cash deposits on certain customer orders. The deposits are recorded as a current liability and recognized as revenue when the product is shipped.

     Revenue Recognition

     Revenue is recognized from sales when a product is shipped.

     Earnings Per Share

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were anti-dilutive in 1996 and insignificant in 1997 and 1998. Accordingly, singular earnings (loss) per share amount share been presented in the accompanying financial statements. In 1998 and 1997, options and warrants covering 506,664 and 400,000 shares of common stock, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

     Financial Instruments

     The carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate fair value because of the short term nature of these items.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Options

     The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board released Statement No. 130 (SFAS 130) Reporting Comprehensive Income and Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. SFAS 130 addresses the manner in which certain adjustments to shareholders' equity are displayed in the financial statements, with no effect on reported assets or results of operations. SFAS 131 requires disclosures of certain information about operating segments and geographic areas of operation. The Company will adopt the statements in fiscal 1999.


NOTE B - DISCONTINUED OPERATIONS

     On March 15, 1996, the Company entered into and consummated an agreement to rescind the 1991 acquisition of Mountain Brook Spring Water Co., Inc. (Mountain Brook). Pursuant to this agreement, Summa conveyed to the former owner of Mountain Brook, all of the Mountain Brook common stock owned by Summa, in exchange for 855,379 shares of Summa common stock. The recession transaction has been valued at the carrying value of Summa's investment in Mountain Brook, which was $30,832 at April 15, 1996.

     Accordingly, the operations of Mountain Brook have been reflected as discontinued operations in the accompanying financial statements.

NOTE C - LONG-TERM NOTES PAYABLE TO RELATED PARTIES

     Long-term notes payable to stockholders' consist of the following:

                                                                                      April 30,
                                                                                   1998       1997
                                                                                 --------   --------
Convertible subordinated debentures, interest at 12% per annum,
   payable quarterly                                                             $     --   $ 16,437

Unsecured note payable to a stockholder, interest at 12% per annum, payable monthly, in either cash or shares of the Company's stock (at a rate
   of $.25 per share) at the Company's option, due December 1998                  104,390    104,390

Unsecured notes payable to stockholders, interest at 12% per annum, payable quarterly, due July 1999 and subordinate to the 12% note
   payable to a stockholder                                                       190,000    190,000

Unsecured notes payable to stockholders, interest at 10% per annum, payable quarterly, due May 2003 and subordinate to the 12% unsecured
   notes payable to stockholders                                                  380,000         --
                                                                                 --------   --------
                                                                                  674,390    310,827
   Less current maturities                                                        104,390    120,827
                                                                                 --------   --------

                                                                                 $570,000   $190,000
                                                                                 ========   ========

    Aggregate annual principal maturities of long-term debt at April 30, 1998 are as follows:

         1999                                                                    $104,390
         2000                                                                     190,000
         2003                                                                     380,000
                                                                                 --------

                                                                                 $674,390
                                                                                 ========

   In 1996, the Company issued warrants to purchase 210,000 shares of its common stock for $.50 per share, in connection with a modification of the terms of the $104,390 note payable. In 1998, the Company issued warrants to purchase 100,000 shares of its common stock for $.50 per share, in connection with a one-year extension on the aforementioned note payable.

   In connection with the issuance of the $190,000 notes payable in 1997, the Company issued warrants to purchase 190,000 shares of its common stock for $.50 per share. The notes are callable, at the option of the Company, upon thirty days notice.

     In connection with the issuance of the $380,000 notes payable in 1998, the Company issued warrants to purchase 506,664 shares of its common stock for $.75 per share. The notes are callable, at the option of the Company, upon thirty days notice.

     The value of the aforementioned warrants was not significant.


NOTE D - INCOME TAXES

     The following reconciles the provision for income taxes in the statements of operations to the expected provision at standard Federal rates:

                                                                               1998             1997             1996
                                                                            ----------       ----------       ----------
   Expected provision (benefit) at Federal rates                            $   92,117       $   60,000       $ (139,000)
   Change in valuation allowance                                              (158,000)         (62,000)         154,000
   Other                                                                        (2,117)           2,000          (15,000)
                                                                            ----------       ----------       ----------
                                                                            $  (68,000)      $       --       $       --
                                                                            ==========       ==========       ==========

The components of deferred tax assets and liabilities are as follows:

       Deferred tax assets                                                                 1998              1997
                                                                                        ---------        ----------
       Net operating loss carryforwards                                                 $ 388,000        $  500,000
       Other                                                                               25,000             3,000
                                                                                        ---------        ----------
                                                                                          413,000           503,000
       Less valuation allowance                                                          (345,000)         (503,000)
                                                                                        ---------         ---------
                                                                                        $  68,000        $       --
                                                                                        =========        ==========

     As a result of the purchase of Mountain Brook, utilization of certain of the Company's net operating loss carryforwards (NOL's) were limited to approximately $66,000 per year. At April 30, 1998, the amount of aforementioned NOL's aggregated approximately $330,000. Additionally, the Company has net operating loss carryforwards of approximately, $800,000, which expire in 2007 through 2011.

     Due to net earnings in 1998 and 1997, the Company believes the realization of a portion of its deferred tax asset is more likely than not and, accordingly, a deferred tax asset of $68,000 was recorded at April 30, 1998. The total amount of future taxable income necessary to realize the deferred tax asset is approximately $200,000. The remaining valuation allowance is necessary due to the uncertainty of future taxable income estimates. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not the benefits will be realized.

NOTE E - STOCKHOLDERS' EQUITY

     The Company has a nonqualified stock option plan under which directors may be granted options to purchase the Company's common stock. The Company has reserved 150,000 shares of stock for issuance under the plan. The exercise price of options granted under the plan cannot be less than the fair market value of the stock on the date of grant. The following summarizes option activity under the nonqualified stock option plan for each of the two years in the period ended April 30, 1998:


                                                                          Weighted
                                                                          average
                                                                          exercise
                                                             Shares        price
                                                             -------      -------
Options outstanding at May 1, 1996                                --      $    --
   Granted                                                   100,000          .50
                                                             -------      -------

Options outstanding and exercisable at April 30, 1997        100,000          .50
   Granted                                                    40,000          .50
                                                             -------      -------

Options outstanding and exercisable at April 30, 1998        140,000      $   .50
                                                             =======      =======

Weighted average fair value per share of
   options granted during 1997                                            $   .23
                                                                          =======


Weighted average fair value per share of
   options granted during 1998                                            $   .13
                                                                          =======

Weighted average remaining contractual life                               7.4 years


     In 1998, the Company adopted a qualified stock option plan under which key employees may be granted options to purchase the Company's common stock. The Company has reserved 300,000 shares of stock for issuance under the plan. The exercise price of options granted under the plan cannot be less then the fair market value of the stock on the date of grant. The following summarizes option activity under the qualified stock option plan for the year ended April 30, 1998:

                                                                               Weighted
                                                                               average
                                                                               exercise
                                                                  Shares        price
                                                                  -------      -------
Options outstanding at May 1, 1997                                     --      $    --
   Granted                                                         80,000          .50
                                                                  -------      -------

Options outstanding and exercisable at April 30, 1998              80,000      $   .50
                                                                  =======      =======

Weighted average fair value per share of
   options granted during 1998                                                 $   .13
                                                                               =======

Weighted average remaining contractual life                                    4.5 years


     Effective in 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company will continue to measure stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

     SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net income (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted after 1995. There were no stock-based awards prior to 1997.

     Reported and pro forma net earnings and net earnings per share amounts are set forth below:

                                                             Year ended April 30,
                                                        ------------------------------
                                                            1998              1997
                                                        ------------      ------------
Net earnings allocable to common stockholders
   As reported                                          $    336,181      $    169,282
   Pro forma                                            $    320,581      $    146,282

Net earnings per share
   As reported                                          $        .10      $        .05
   Pro forma                                            $        .09      $        .04

     The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5 percent; no dividend yield; and expected lives ranging from 5 to 10 years. Due to the lack of an active market in the Company's common stock, the volatility factor was excluded from the model.

    At various times, the Company has issued warrants to purchase common stock to certain employees, directors, creditors and stockholders. The warrants are exercisable within one year of the date of grant. The following summarizes warrant activity for each of the three years ended April 30, 1998:

                                                                                 Warrant
                                                                                weighted
                                                                Fiscal           average
                                               Number           year of           price
                                              of shares        expiration       per share
                                              ----------       ----------      ----------
Warrants outstanding at May 1, 1995                2,500             1996      $    10.00
   Expired                                        (2,000)            1996           10.00
   Granted                                       210,000             2001            0.50
                                              ----------                       ----------

Warrants outstanding at April 30, 1996           210,500        1996-2001            0.52
   Expired                                          (500)            1996           10.00
   Granted                                       190,000             2001            0.50
                                              ----------                       ----------

Warrants outstanding at April 30, 1997           400,000             2001            0.50
   Granted                                       606,664        2000-2003             .71
                                              ----------                       ----------

Warrants outstanding at April 30, 1998         1,006,664        2000-2003      $      .63
                                              ==========                       ==========

NOTE F - MAJOR CUSTOMERS

     A significant portion of the Company's net sales have been derived from as follows:

          Three customers in 1998 accounted for 37%, 20% and 12% of the sales of the Company, respectively.

          Four customers in 1997 accounted for 18%, 16%, 13%, and 11% of the sales of the Company, respectively.

          Three customers in 1996 accounted for 18%, 11%, and 11% of sales of the Company, respectively.

     Although management believes its relations with these customers are currently good, it is reasonably possible that the Company could lose one of these customers which could result in a material adverse effect on the Company.


NOTE G - EMPLOYEE BENEFIT PLAN

          In 1998 the Company adopted an employee benefit plan which provides for tax deferred contributions from employees, together with certain matching contributions from the Company. The Plan qualifies under section 401 (k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute up to 15% of their gross compensation into the retirement plan and the Company will match 50% of each employee's contribution to a maximum rate of 6%. Benefit plan expense was approximately $3,000 in 1998.


NOTE H - SUBSEQUENT EVENT

          In July 1998, the patent holder of the zinc acetate products filed a demand under the terms of the Company's license agreement for mediation claiming certain provisions of the license had not been complied with. In 1998 sales of these products comprised 49% of the Company's total sales. Management believes the Company has complied with the terms of the license and is not aware of any basis that would support the disputes in the claim.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 23         -  Consent of Independent Certified Public Accountants

 27         -  Financial Data Schedule