Form 10QSB
period 1998-07-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from _________ to _________.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 1998 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                      July 31,
                                    ASSETS                              1998
                                                                    -----------
Cash                                                                $   291,526
Trade Accounts Receivable, less
   allowance for doubtful accounts of $74,150                           134,507
Inventory                                                               183,599
Other Current Assets                                                     82,222
                                                                    -----------
     Total Current Assets                                               691,854
Property, plant and equipment                                         1,624,505
Less accumulated depreciation                                           510,015
                                                                    -----------
     Net property, plant and equipment                                1,114,490
Land                                                                      5,798
Intangibles                                                              36,676
Less accumulated amortization                                            32,583
                                                                    -----------
     Net intangibles                                                      4,093
Total assets                                                        $ 1,816,235
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                                    $   104,390
Accounts Payable                                                        258,615
Accrued Liabilities                                                      63,454
Customer Deposits                                                        83,722
                                                                    -----------
   Total current liabilities                                            510,181
Long Term Debt                                                          570,000
                                                                    -----------
     Total Liabilities                                                1,080,181

Common stock                                                             31,458
Additional paid-in capital                                            3,219,379
Accumulated deficit                                                  (2,514,783)
                                                                    -----------
     Stockholders' equity                                               736,054
                                                                    -----------
Total liabilities and stockholders' equity                          $ 1,816,235
                                                                    ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended
                                                             July 31
                                                      1998             1997
                                                  -----------       -----------
Net Sales                                         $   730,025       $ 1,027,442
Cost of Goods sold                                    414,700           465,112
                                                  -----------       -----------
   Gross Profit                                       315,325           562,330
Selling, general and administrative                   272,574           358,245
                                                  -----------       -----------
   Operating profit (loss)                             42,751           204,085

Other income (expense)                                (18,463)           (9,000)
                                                  -----------       -----------

   Net Income (loss)                              $    24,288       $   195,085
                                                  ===========       ===========

Basic earnings (loss) per share                           .01               .05
                                                  ===========       ===========

Weighted average shares outstanding                 3,145,838         3,597,401
                                                  -----------       -----------

Fully diluted earnings (loss) per share                   .01               .05
                                                  ===========       ===========

Fully diluted shares outstanding                    4,372,502         4,097,401
                                                  -----------       -----------


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three months ended
                                                                        July 31
                                                                 1998             1997
                                                             -----------      -----------
Cash flows from operating activities:
   Cash received from customers                              $   750,814      $ 1,266,924
   Cash paid to suppliers and employees                         (747,013)        (690,047)
   Interest paid                                                 (18,463)          (9,000)
                                                             -----------      -----------
   Net cash used in operating activities                         (14,662)         567,877
Cash flows from investing activities:
   Capital expenditures                                         (109,039)        (297,841)
   Proceeds from sale of assets
   Cash effect of stock purchase
     Net cash provided by (used in) investing activities        (109,039)        (297,841
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            0                0
   Proceeds from issuance of common stock                              0                0
                                                             -----------      -----------
    Net cash provided by financing activities                          0                0
                                                             -----------      -----------
     Net increase (decrease) in cash                            (123,701)         270,036
Cash at beginning of year                                        415,227          236,915
                                                             -----------      -----------
   Cash at end of year                                       $   291,526      $   506,951
                                                             ===========      ===========

Reconciliation of net loss to net cash
   used in operating activities:
Net profit (loss)                                            $    24,288      $   195,085
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                  23,159           15,399
   Changes in assets and liabilities:
     Accounts receivable                                          23,934         (239,626)
     Inventories                                                 (50,967)         (18,654)
     Other current assets                                          2,243           (1,008)
     Accounts payable and accrued expenses                       (37,319)         616,681
                                                             -----------      -----------
Net cash used in operating activities                        $   (14,662)     $   567,877
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


NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDER'S EQUITY

There were 2,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding at July 31, 1998 and no shares issued and outstanding at April 30, 1998. In October 1997 the final preferred shareholder converted his 50,000 shares into 51,973 shares of common.

There were 10,000,000 shares of $.01 par value common stock authorized and 3,145,838 shares issued and outstanding at July 31, 1998 and 3,145,838 shares issued and outstanding at April 30, 1998. In October 1997 56,464 shares were issued for payment of interest on the outstanding Note Payable to related parties. A former board member returned 60,000 shares to Treasury. These shares were based on a long term commitment and he resigned before they were vested . During January 1998 Summa purchased 500,000 shares of common stock from the Estate of G. R. Chambers.


NOTE 3 - EARNINGS PER SHARE

In February, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of basic EPS and diluted EPS. The effective date is for accounting periods ending after December 15, 1997, with restatement for prior periods presented after December 15, 1997.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the three months and nine months periods ended January 31, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An agreement was entered into with a distribution company to produce patented zinc lozenges during the last quarter of fiscal year 96, this agreement dramatically increased sales in the first quarter of 1997. Sales of zinc lozenges were only present during the last month of the quarter. Sales for the first quarter decreased 29% when compared to the first quarter of last year.


                                          Three months ended
                                               July 31
                                          1998         1997
                                        --------     --------
Sales                                   $730,025     $1,027,442


Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold increased from 45% to 56% when comparing the first quarter of this year with the same period last year. . The decrease was a direct result from lower cost of goods associated with contracts that had higher royalty and commission expenses.


                                         Three months ended
                                               July 31
                                          1998         1997
                                        --------     --------
Cost of goods                           $414,700     $465,112


The dollar value of general and administrative expenses have remained constant due to management's diligence to control expenses. Selling, expenses remain constant due to the nature of our business, contract manufacturing, the only fluctuation directly associated with sales are commissions. The percentage increase in selling expenses is directly related to the royalty agreement with the patent holder on the zinc lozenges and the sales commissions relating to those sales. Selling, general and administrative expenses increased from 34% of sales to 37% of sales for the comparable period last year.


                                          Three months ended
                                               July 31
                                          1998         1997
                                        --------     --------
Selling, general and administrative     $272,574     $358,245


Interest expense was primarily on loans from stockholders.

FINANCIAL CONDITION

The Company exchanged $185,000 of Convertible Debentures, and its accrued interest of $98,405 for 566,810 shares of common stock during the first quarter of fiscal 1997, an additional 75,000 shares of common stock were sold to generate cash to retire the remaining debenture and its accrued interest.

In July 1996, the company issued twelve percent (12%) subordinated callable notes in the amount of $190,000 due July 10, 1999. The funds were generated and set aside for capital expenditures. A new IMA Model 40F intermittent motion capsule filling machine was purchased to meet the growing demand of customers wanting encapsulated products as opposed to compressed tablets. A new air compressor has been installed to meet the demand of compressed air needed to run the new capsule machine and automated packaging line simultaneously.

In May 1998, the company issued ten percent (10%) subordinated callable notes in the amount of $380,000 due May 15, 2003. The funds were generated and set aside for capital expenditures.

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

Due to the agreement with JB Williams, the agreement with the distribution company has been amended to allow it to significantly reduce its required annual minimum purchases.

While Summa's exports sales have been negligible, it has sought to increase sales in this arena by making arrangements with brokers who actively do business in the export market. Based on domestic acceptance of zinc lozenges and the fact that the product is patented, sales into export market raise the likely possibility that zinc lozenges could become a product that will have year-round sales.

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

                                            Summa Rx Laboratories, Inc.

September 15, 1998                          /s/ PAULINE G. LEE
                                            ------------------------------------
                                            Pauline G. Lee


                                            Pauline G. Lee
                                            Secretary and
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule