Form 10QSB
period 1998-10-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ______ to ______.



                                     1-9087
                             (Commission file no.)


                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        75-1535372
(State or other jurisdiction of                        (IRS employer
incorporation or organization)                        identification no.)



  2940 FM 3028, Mineral Wells, Texas                        76067
(Address of principal executive office)                  (Zip Code)


                                 (940) 325-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1998 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                  October 31,
                                                                                     1998
                                                                                 -------------
                                          ASSETS
Cash                                                                             $     247,717
Trade Accounts Receivable, less
   allowance for doubtful accounts of $74,150                                          182,477
Inventory                                                                              176,973
Other Current Assets                                                                    76,810
                                                                                 -------------
     Total Current Assets                                                              683,977
Property, plant and equipment                                                        1,684,139
Less accumulated depreciation                                                          532,969
                                                                                 -------------
     Net property, plant and equipment                                               1,151,170
Land                                                                                     5,798
Intangibles                                                                             36,676
Less accumulated amortization                                                           33,066
                                                                                 -------------
     Net intangibles                                                                     3,610
Total assets                                                                     $   1,844,555
                                                                                 =============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                                                 $     104,390
Accounts Payable                                                                       289,184
Accrued Liabilities                                                                     79,842
Customer Deposits                                                                       83,722
                                                                                 -------------
   Total current liabilities                                                           557,138
Long Term Debt                                                                         570,000
                                                                                 -------------
     Total Liabilities                                                               1,127,138

Common stock                                                                            31,458
Additional paid-in capital                                                           3,219,379
Accumulated deficit                                                                 (2,533,420)
                                                                                 -------------
     Stockholders' equity                                                              717,417
                                                                                 -------------
Total liabilities and stockholders' equity                                       $   1,844,555
                                                                                 =============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended           Six months ended
                                                   October 31                  October 31
                                             1998           1997           1998           1997
                                          -----------    -----------    -----------    -----------
Net Sales                                 $   687,280    $ 1,693,168    $ 1,417,305    $ 2,382,205
Cost of Goods sold                            473,756        661,439        888,456        975,737
                                          -----------    -----------    -----------    -----------
   Gross Profit                               213,524      1,031,729        528,849      1,406,468
Selling, general and administrative           213,792        764,634        486,367        977,936
                                          -----------    -----------    -----------    -----------
   Operating profit                              (268)       267,095         42,482        482,532

Other income (expense)                        (18,369)       (11,937)       (36,831)       (17,895)
                                          -----------    -----------    -----------    -----------

   Net Income (Loss)                      $   (18,637)   $   255,158    $     5,651    $   410,637
                                          ===========    ===========    ===========    ===========

Basic earnings (loss) per share                  (.01)           .07            .00            .11
                                          ===========    ===========    ===========    ===========

Weighted averages shares outstanding        3,145,838      3,595,684      3,145,838      3,596,543
                                          -----------    -----------    -----------    -----------

Fully diluted earnings (loss) per share          (.01)           .01            .00            .05
                                          ===========    ===========    ===========    ===========

Fully diluted shares outstanding            4,372,502      4,145,838      4,372,502      4,145,838
                                          -----------    -----------    -----------    -----------


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six months ended
                                                                               October 31
                                                                          1998            1997
                                                                       -----------    -----------
Cash flows from operating activities:
   Cash received from customers                                        $ 1,397,508    $ 2,181,203
   Cash paid to suppliers and employees                                 (1,359,514)    (1,696,479)
   Interest paid                                                           (36,831)       (17,895)
                                                                       -----------    -----------
   Net cash used in operating activities                                     1,163        466,829
Cash flows from investing activities:
   Capital expenditures                                                   (168,673)      (380,105)
   Cash effect of stock purchase                                                 0         14,116
                                                                       -----------    -----------
     Net cash provided by (used in) investing activities                  (168,673)      (365,989)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                      0              0
   Proceeds from issuance of common stock                                        0              0
                                                                       -----------    -----------
    Net cash provided by financing activities                                    0              0
                                                                       -----------    -----------
     Net increase (decrease) in cash                                      (167,510)       108,840
Cash at beginning of year                                                  415,227        236,915
                                                                       -----------    -----------
   Cash at end of year                                                 $   247,717    $   337,755
                                                                       ===========    ===========

Reconciliation of net loss to net cash used in operating activities:
Net profit (loss)                                                      $     5,651    $   410,637
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                            46,596         30,798
   Changes in assets and liabilities:
     Accounts receivable                                                   (24,037)      (151,966)
     Inventories                                                           (44,341)       (12,373)
     Other current assets                                                    7,655          3,925
     Accounts payable and accrued expenses                                   9,639        185,808
                                                                       -----------    -----------
Net cash used in operating activities                                  $     1,163    $   466,829
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

There were 10,000,000 shares of $.01 par value common stock authorized and 3,645,838 shares issued and outstanding at October 31, 1997 and 3,597,401 shares issued and outstanding at April 30, 1997. In October 1997 56,464 shares were issued for payment of interest on the outstanding Note Payable to related parties. A former board member returned 60,000 shares to Treasury. These shares were based on a long term commitment and he resigned before they were vested.


NOTE 3 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares outstanding during the three months and six months periods ended October 31, 1997 and 1996. No effect has been given to unexercised stock options or warrants because their effect is insignificant in 1997 and antidilutive in 1996.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An agreement was entered into with a distribution company to produce patented zinc lozenges during the last quarter of fiscal year 97; this agreement dramatically increased sales during fiscal year 98. A mild cold season created a surplus inventory in the market place, which dramatically decreased zinc sales during the first two quarters of fiscal year 1999.

                                  Three months                 Six months
                               1998          1997         1998           1997
                            ----------    ----------    ----------    ----------
Sales                       $  687,280    $1,693,168    $1,417,308    $2,382,205



Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold increased from 39% to 68% and from 41% to 63% for the comparable prior periods. The increase was a direct result of lower zinc sales that have lower cost of goods associated with contracts that had higher royalty and commission expenses.

                                     Three months               Six months
                                  1998         1997         1998         1997
                               ----------   ----------   ----------   ----------
Cost of Goods                  $  473,756   $  661,439   $  888,456   $  975,737


The dollar value of general and administrative expenses has remained constant due to management's diligence to control expenses. General and administrative expenses increased from 11% to 14% and from 14% to 14% of sales respectfully for the comparable periods last year. Selling expenses decreased from 34% to 17% and from 27% to 14% of sales respectfully for the comparable periods last year. The percentage decrease in selling expenses is directly related to lower zinc sales. The royalty agreement with the patent holder on the zinc lozenges and the sales commissions relating to those sales.

                                             Three months              Six months
                                          1998         1997         1998         1997
                                       ----------   ----------   ----------   ----------
Selling, general and administrative    $  213,792   $  764,634   $  486,367   $  977,936


Interest expense was primarily on loans from stockholders.

FINANCIAL CONDITION

The Company exchanged $185,000 of Convertible Debentures, and its accrued interest of $98,405 for 566,810 shares of common stock during the first quarter of fiscal 1997, an additional 75,000 shares of common stock were sold to generate cash to retire the remaining debenture and its accrued interest.

In July, the company issued twelve percent (12%) subordinated callable notes in the amount of $190,000 due July 10, 1999. The funds were generated and set aside for capital expenditures. A new IMA Model 40F intermittent motion capsule-filling machine was purchased to meet the growing demand of customers wanting encapsulated products as opposed to compressed tablets. A new air compressor has been installed to meet the demand of compressed air needed to run the new capsule machine and automated packaging line simultaneously.

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

In June 1997 the Distribution Company introduced Summa to the JB Williams Company, Inc., the seller of the Cepacol(R) brand product. As a result of that introduction, Summa has entered into a multi-year manufacturing and sales agreement with JB Williams Company to supply it with zinc lozenge tablets. That agreement provides that JB Williams will purchase an annual minimum during the first two years with an increase of 64% during the remainder of the agreement. The JB Williams agreement is for a five-year primary term with automatic five-year extensions thereafter. Sales by JB Williams under its agreement are limited to the United States of America, its territories and possessions, the other nations of North America, the nations islands of Central America and the Caribbean Sea, less Cuba and Greenland.

Because of the JB Williams agreement, the agreement with the Distribution Company has been amended to allow it to significantly reduce its required annual minimum purchases.

While Summa's export sales have been negligible, it has sought to increase sales the arena by making arrangements with brokers who actively do business in the export market. Based on domestic acceptance of zinc lozenges and the fact that the product is patented, sales into export market raise the likely possibility that zinc lozenges could become a product that will have year-round sales.

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

                                          Summa Rx Laboratories, Inc.

December 15, 1998                         /s/ Pauline G. Lee


                                          Pauline G. Lee
                                          Secretary and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  27         FINANCIAL DATA SCHEDULE