Form 10QSB
period 1999-01-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ________________ to _________________.



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 1999 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                January 31,
                                                       ASSETS                      1999
                                                                                -----------
Cash                                                                            $   283,603
Trade Accounts Receivable, less
   allowance for doubtful accounts of $74,150                                        91,487
Inventory                                                                           228,995
Other Current Assets                                                                 77,798
                                                                                -----------
     Total Current Assets                                                           681,883
Property, plant and equipment                                                     1,693,702
Less accumulated depreciation                                                       555,922
                                                                                -----------
     Net property, plant and equipment                                            1,137,780
Land                                                                                  5,798
Intangibles                                                                          36,676
Less accumulated amortization                                                        33,549
                                                                                -----------
     Net intangibles                                                                  3,127
                                                                                -----------
Total assets                                                                    $ 1,828,588
                                                                                ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                                                $   104,390
Accounts Payable                                                                    347,485
Accrued Liabilities                                                                  85,482
Customer Deposits                                                                   183,722
                                                                                -----------
   Total current liabilities                                                        721,079
Long Term Debt                                                                      570,000
                                                                                -----------
     Total Liabilities                                                            1,291,079

Common stock                                                                         31,458
Additional paid-in capital                                                        3,219,379
Accumulated deficit                                                              (2,713,328)
                                                                                -----------
     Stockholders' equity                                                           537,509
                                                                                -----------
Total liabilities and stockholders' equity                                      $ 1,828,588
                                                                                ===========

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended                  Nine months ended
                                                    January 31                          January 31
                                               1999              1998             1999             1998
                                            -----------      -----------      -----------      -----------
Net Sales                                   $   513,474      $   501,236      $ 1,930,779      $ 2,883,441
Cost of Goods sold                              443,770          358,806        1,332,225        1,334,542
                                            -----------      -----------      -----------      -----------
   Gross Profit                                  69,704          142,430          598,554        1,548,899
Selling, general and administrative             231,153          179,373          717,521        1,159,310
                                            -----------      -----------      -----------      -----------
   Operating profit (loss)                     (161,449)         (36,943)        (118,967)         391,589

Other income (expense)                          (18,459)          (7,576)         (55,290)         (25,471)
                                            -----------      -----------      -----------      -----------
   Net Income (loss)                        $  (179,908)     $   (44,519)     $  (174,257)     $   366,118
                                            ===========      ===========      ===========      ===========
Basic earnings (loss) per share                    (.06)            (.01)            (.06)             .12
                                            ===========      ===========      ===========      ===========
Weighted average shares outstanding           3,145,838        3,548,012        3,145,838        3,563,388
                                            -----------      -----------      -----------      -----------
Fully diluted earnings (loss) per share            (.05)            (.01)            (.05)             .09
                                            ===========      ===========      ===========      ===========
Fully diluted shares outstanding              3,439,927        4,179,968        3,422,826        4,076,504
                                            -----------      -----------      -----------      -----------

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Nine months ended
                                                                                  January 31
                                                                             1999             1998
                                                                         -----------      -----------
Cash flows from operating activities:
   Cash received from customers                                          $ 2,031,596      $ 2,737,214
   Cash paid to suppliers and employees                                   (1,930,745)      (2,419,545)
   Interest paid                                                             (54,239)         (31,997)
                                                                         -----------      -----------
   Net cash used in operating activities                                      46,612          285,672
Cash flows from investing activities:
   Capital expenditures                                                     (178,236)        (407,348)
   Proceeds from sale of assets
   Cash effect of stock purchase                                                             (85,884)
                                                                         -----------      -----------
     Net cash provided by (used in) investing activities                    (178,236)        (493,232)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                        0                0
   Proceeds from issuance of common stock                                          0                0
                                                                         -----------      -----------
    Net cash provided by financing activities                                      0                0
                                                                         -----------      -----------
     Net increase (decrease) in cash                                        (131,624)        (207,560)
Cash at beginning of year                                                    415,227          236,915
                                                                         -----------      -----------
   Cash at end of year                                                   $   283,603      $    29,355
                                                                         ===========      ===========

Reconciliation of net loss to net cash used in operating activities:
Net profit (loss)                                                        $  (174,257)     $   366,118
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                              70,032           46,196
   Changes in assets and liabilities:
     Accounts receivable                                                      66,954          (91,714)
     Inventories                                                             (96,363)            (545)
     Other current assets                                                      6,667           (9,552)
     Accounts payable and accrued expenses                                   173,579          (24,831)
                                                                         -----------      -----------
Net cash used in operating activities                                    $    46,612      $   285,672
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

There were 10,000,000 shares of $.01 par value common stock authorized and 3,145,838 shares issued and outstanding at January 31, 1999 and 3,145,838 shares issued and outstanding at April 30, 1998. In October 1997 56,464 shares were issued for payment of interest on the outstanding Note Payable to related parties. A former board member returned 60,000 shares to Treasury. These shares were based on a long term commitment and he resigned before they were vested . During January 1998 Summa purchased 500,000 shares of common stock from the Estate of G. R. Chambers.



NOTE 3 - EARNINGS PER SHARE

In February, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of basic EPS and diluted EPS. The effective date is for accounting periods ending after December 15, 1997, with restatement for prior periods presented after December 15, 1997.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the three months and nine months periods ended January 31, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

An agreement was entered into with a distribution company to produce patented zinc lozenges during the last quarter of fiscal year 97; this agreement dramatically increased sales during fiscal year 98. A mild cold season created a surplus inventory in the market place, which dramatically decreased zinc sales during the first three quarters of fiscal year 1999.

                 Three months                   Nine months
             1999           1998            1999            1998
          ----------     ----------     -----------     -----------
Sales     $  513,474     $  501,236     $ 1,930,779     $ 2,883,441


Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold increased from 71% to 86% and increased from 46% to 68% for the comparable prior periods. The increase was a direct result from a lack of sales of the patented zinc product in the third quarter which has a lower cost of goods but has higher royalty and commission expenses.

                         Three months                    Nine months
                     1999           1998            1999             1998
                  ----------     ----------     ------------     ------------
Cost of Goods     $  443,770     $  358,806     $  1,332,225     $  1,334,542


The dollar value of general and administrative expenses has remained constant excluding legal and professional fees due to management's diligence to control expenses. General and administrative expenses increased from 19% to 39% and from 15% to 21% of sales respectfully for the comparable periods last year. Of the increase during the three month and nine month periods 19% and 5% respectfully is associated with legal and professional fees incurred during arbitration over the patented zinc product. Selling expenses have decreased from 17% to 6% and from 25% to 16% of sales respectfully for the comparable periods last year. The decrease in selling expenses is directly associated to the royalty agreement with the patent holder on the zinc lozenges and the sales commissions relating to those sales.

                                                Three months                   Nine months
                                           1999           1998           1999            1998
                                        ----------     ----------     ----------     ------------
Selling, general and administrative     $  231,153     $  179,373     $  717,521     $  1,159,310


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

March 15, 1999                             /s/ Pauline G. Lee


                                           Pauline G. Lee
                                           Secretary and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule