Form 10KSB40
period 1999-04-30
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to ______________

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

     (1)  Yes  [X]   No [ ]                  (2)  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of July 16, 1999, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $590,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of July 16, 1999, the Registrant had 3,145,838 shares of its common stock issued and outstanding.

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

     Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under contract for others. Its executive offices and manufacturing facilities are located at 2940 FM 3028, Mineral Wells, Texas 76067, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

DESCRIPTION OF PHARMACEUTICAL PRODUCTS AND SERVICES

     Summa's manufacturing facility is registered with the Food and Drug Administration (the "FDA") to manufacture drugs and medical devices. Present operations consist primarily of the manufacturing and marketing of products that fall into three categories - dietary supplements, prescription and over the counter ('OTC") pharmaceuticals. All of its manufacturing and sales are now done on a contract basis according to the customer's specifications, including content and labeling design.

     A major portion of Summa's sales consists of dietary supplements. Pursuant to the new Dietary Supplement Health and Educational Act of 1994, the term dietary supplements includes vitamins, minerals, amino acids, and herbs or other botanicals. Summa manufactures dietary supplements for a variety of customers including multi-level marketers and direct sales companies.

     In addition, Summa, manufactures prescription and nonprescription pharmaceuticals such as analgesics, decongestants, and mucolytic expectorants.

     On March 31, 1997, Summa entered into a license agreement to manufacture zinc lozenges under five U. S. Patents. The license allows Summa to sell the products worldwide and was entered into with the patent holder in return for his use of Summa's manufacturing facilities, and for consultation and assistance provided by Summa over the past ten years that resulted in the development of the patents.

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

     Summa's production and billing procedures are based on an order, production and shipment/payment premise so as to minimize finished goods inventory, order backlog and delays in payment of receivables. As of July 16, 1999, Summa had pending orders that totaled $584,817. These orders are scheduled for delivery during the next six weeks.

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

     In addition Summa has filed applications for trademarks for Gray Away, Zinc Care, Zinc Plus, Cold Clear, and ColdCare.

     As part of the license agreement to manufacture zinc lozenges, Summa acquired the exclusive right to the use of ColdCure(TM).


SEASONALITY

     Dietary supplements and nutritional products traditionally experience declines in sales during the summer months; however, Summa has attempted to restructure its marketing efforts and product line to minimize the impact of seasonality on its sales.

DEPENDENCE ON CUSTOMERS' BUSINESS

     For the year ended April 30, 1999, three customers accounted for 20%, 14%, and 13% of Summa's sales, respectively. The loss of any of these customers could have an adverse effect on the company. During the fiscal year ended April 30, 1998, three customers accounted for 37%, 20%, and 12% of sales.

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


EMPLOYEES

     At April 30, 1999, Summa had 41 full-time employees.
Production/manufacturing accounted for 36 of such employees. The balance of Summa's employees are engaged in finance, sales and administration.


ITEM 2. PROPERTIES

     Summa owns its executive offices and its storage and manufacturing facilities which consist of a single building containing 28,000 square feet located on approximately six acres, five miles southeast of Mineral Wells, Texas. In the opinion of management the properties are adequately covered by insurance.

     Summa expanded its manufacturing, operating and storage facilities in August 1997. Summa believes the expansion created sufficient manufacturing and storage facilities for its present needs. Additional acreage, is available at its facility to provide sufficient area for future expansion.

     Summa does not invest any of its assets in real estate, real estate mortgages or other securities.


ITEM 3. LEGAL PROCEEDINGS

     In July, 1998, the licensor of Summa's zinc products filed a matter in arbitration seeking to terminate Summa's license. The matter was tried in January, 1999 and the arbitrator found all matters in favor of Summa. The arbitrator's order has become final and non-appealable.

     On September 29, 1998, Summa filed a claim in arbitration against J. B. Williams Company, Inc. ("Williams") based on Williams' (i) purported termination of the manufacturing and sales agreement dated July 11, 1997 (the "Agreement") and (ii) failure to purchase the minimum amounts of zinc lozenges as required under the Agreement. Summa seeks to have Williams agreement termination attempt struck down and for money damages due it under the Agreement.

     On April 19, 1999, Williams filed and answer and counterclaim to the Company's claim asserting that the Agreement was properly terminated and seeking damages based on lost profits, losses due to advertising, marketing and promotion expenses and losses due to defective lozenges. The Company has denied all of the allegations in the counterclaim and is vigorously defending the counterclaim. Summa believes that the ultimate outcome of this matter will not have a material adverse effect on the future results of operations or Summa's financial position.


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

     The following table sets forth the high and low sales price (bid, quote) for the Common Stock for the period shown during the last two years ended April 30, 1998 and 1999.

                                                 Quotations (1)
                                           -------------------------
      Quarter Ended                        High                  Low
      -------------                        ----                  ---
      July 31, 1997                        1/2                   1/4
      October 31, 1997                     1/2                   1/4
      January 31, 1998                     1/2                   1/4
      April 30, 1998                       3/4                   3/4
      July 31, 1998                        3/4                   3/4
      October 31, 1998                     3/4                   3/4
      January 31, 1999                     3/4                   3/4
      April 30, 1999                       3/4                   3/4

     (1)  Actual high and low bid quotations.

     At April 30, 1999, Summa had approximately 150 listed stockholders, excluding stockholders whose shares are held in a fiduciary capacity by banks, brokerage houses and nominees. Based on information received from such banks, brokers, and nominees, Summa believes that it has approximately 575 stockholders.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     In July, 1999, the holders of the "12% Callable Notes" due July 10, 1999 (the "12% Notes") agreed to extend the due date of the 12% Notes until July 10, 2001.

     At April 30, 1999 Summa was generating sufficient cash flow to meet daily operating requirements, and does not anticipate the need to seek additional funding during the fiscal year 2000.

CAPITAL RESOURCES

     At April 30, 1996 Summa had certain products manufactured by sub-manufacturers. In July 1996 Summa's issued $190,000 in principal amount of "12% Callable Notes" Due July 10, 1999. The funds were used to purchase additional equipment and warehouse racking to eliminate the need for manufacturing by sub-manufacturers and allow Summa to do all manufacturing "in house."

     In May 1998 Summa's issued $380,000 in principal amount of "10% Callable Notes Series B" Due May 15, 2003 (the "10% Notes"). The funds are to be used for capital improvements including the purchase of additional equipment to upgrade its production capacity.

     Summa presently continues to hold a portion of such funds in an interest bearing account. The funds were used to purchase production equipment. Management has delayed building the projected additions to its plant and production facilities until the previously anticipated expansion becomes necessary. The previously existing need to expand the plant and production facilities was abated when the contract production forecasts by one of Summa's zinc lozenge customer's were eliminated by that customer due to its over estimation of the retail market for zinc lozenges.

RESULTS OF OPERATIONS

     Sales for fiscal 1999 decreased 14% when compared to sales for fiscal 1998. Sales for fiscal 1998 increased 33% when compared to fiscal 1997. The decrease in sales in fiscal 1999 is attributed to a surplus of inventory held by one of Summa's zinc lozenge customers. Sales increased during fiscal 1998 primarily due to the acquisition of a zinc lozenge production contract. Summa changed its manufacturing philosophy in 1991 to actively seek to do contract manufacturing for others. Since that change in philosophy, Summa has actively sought customers for whom it is able to manufacture powders, tablets or capsules and whose needs and volumes are not sufficient to interest large manufacturers.

     Cost of goods sold, as a percent of sales, were approximately 70%, and 51% for fiscal years 1999 and 1998, respectively. The major components of cost of goods sold for the respective fiscal years were as follows:

                                          Year Ended April 30,
                             -----------------------------------------------
                                     1999                      1998
                             ---------------------     ---------------------
                              Amount      Percent       Amount      Percent
                             --------     --------     --------     --------
Material                     $1,001,344       35.0     $  842,468       25.4
Labor                           559,620       19.6        484,472       14.6
Overhead                        429,197       15.0        376,783       11.4
                             ----------   --------     ----------   --------
                             $1,990,161       69.6     $1,735,360       51.4
                             ==========   ========     ==========   ========


     Material costs, as a percent of sales, increased 18% when comparing fiscal 1999 and fiscal 1998. The increase in costs in fiscal 1999 was due primarily to increased costs of material. Management was able to decrease material costs in fiscal 1998 by actively seeking better pricing and purchasing in larger quantities, due to the ability of two new customers to forecast and place blanket purchase orders for several months production.

     Selling and marketing expenses, as a percent of sales, decreased 11% in fiscal 1999 when compared to fiscal 1998 due to the lack of zinc sales. The increase of 17% in selling and marketing expenses, as a percent of sales, during fiscal 1998 was due to contracts, which required royalty payments and allowed increased commissions. Selling and marketing expenses, as a percent of sales, for fiscal years 1999, and 1998 were approximately 13%, and 24% respectively. The major components of selling and marketing expense for the respective fiscal years were as follows:

                                           Year Ended April 30,
                             -----------------------------------------------
                                      1999                     1998
                             ---------------------     ---------------------
                              Amount      Percent       Amount      Percent
                             --------     --------     --------     --------
Salaries and commissions     $326,201         11.4     $590,895         17.8
Royalties                      15,818          0.5      157,987          4.8
Travel                          5,863          0.2        8,468          0.3
Advertising                     4,837          0.2        4,850          0.1
Other                          25,533          0.9       21,991          0.7
                             --------     --------     --------     --------
                             $378,252         13.2     $784,191         23.7
                             ========     ========     ========     ========


     General and administrative expenses, as a percent of sales, for fiscal 1999 and 1998 were approximately 19% and 16%. Legal expenses increased due to litigation over the validity of the licensing agreement for zinc lozenges. The other components remain constant due primarily to management's ability to stabilize the costs of the components that make up general and administrative expenses. The major components of general and administrative expenses for the respective fiscal years were as follows:

                                           Year Ended April 30,
                             -----------------------------------------------
                                      1999                     1998
                             ---------------------     ---------------------
                              Amount      Percent       Amount      Percent
                             --------     --------     --------     --------
Salaries                     $152,102          5.3     $160,768          4.8
Legal and Professional        209,238          7.3       77,405          2.3
Insurance                      47,070          1.6       85,022          2.6
Other                         127,869          4.5      198,591          6.0
                             --------     --------     --------     --------
                             $536,279         18.7     $521,786         15.7
                             ========     ========     ========     ========

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORS

     The following table sets forth the names and ages of all of the Directors of Summa as of July 16, 1999. Members of the Board of Directors are elected to serve a term of one year or until their successors are elected and qualified. No arrangement or understanding exists between any of the Directors and any other persons pursuant to which the Directors were selected.

    Name                                Since             Age                   Position
    ----                                -----             ---                   --------
Jerry A. Nelson                         1987              63          Chairman of the Board, President
                                                                      and Chief Executive Officer

Stanley K. Slutzky                      1995              61          Chairman of the Compensation
                                                                      Committee, Member of Audit
                                                                      Committee and Director,

E. P. (Lou) Marinos                     1996              57          Chairman of the Audit Committee,
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

     E. P. (Lou) Marinos - Mr. Marinos was appointed as a member of the Board of Directors in August, 1996. Beginning in June 1997, Mr. Marinos is serving as President and CEO of Midcoast Interstate Transmissions, Inc. ("MIT"). In June 1999, Mr. Marinos assumed the position of Chairman of the Board and CEO of MIT, and also became corporate Vice President-Administration of Midcoast Energy Resources, Inc. Since March 1995, and through May 1997 Mr. Marinos served as the President and Chief Executive Officer of Arrhythmia Research and Technology, Inc. ("ART"), a corporation that manufactures and sells medical devices. Mr. Marinos continues as a member of ART's Board of Directors and is Chairman of the Audit Committee. In June 1994, Mr. Marinos was appointed as the interim Vice President, Chief Operating Officer and Chief Financial Officer of ART. From March 1991 until March 1995, Mr. Marinos served as President and Chief Executive Officer of AMT/EMP Associates, a consulting company providing services in the areas of strategic and financial planning, mergers and acquisitions, and organizational restructuring.


EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of the executive officers of Summa as of July 16, 1999. Such persons administer the day-to-day operations of Summa and are appointed by Summa's Board of Directors to serve until the subsequent annual meeting of the Board of Directors or until they resign or are replaced. No arrangement or understanding exists between any of the executive officers and any other persons pursuant to which the executive officers were selected.


     Name                                       Age                           Position
     ----                                       ---                           --------
Jerry A. Nelson                                 63                President and Chief Executive Officer

Pauline G. Lee                                  39                Chief Financial Officer and
                                                                    Corporate Secretary

     Pauline G. Lee - Mrs. Lee joined Summa in May 1989 as an in-house accountant. She was elected by the Board as the Corporate Secretary and Chief Accounting Officer on July 8, 1993. Ms. Lee was elected to the position of Chief Financial Officer on December 3, 1998. Prior to May 1989 she was employed as an accountant for a group of automobile dealerships for two years, and was in public accounting for the six years prior.

     A description of Mr. Nelson's background is set forth above under "Board of Directors."


ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal year ended April 30, 1999, Mr. Nelson, Summa's President and CEO, received cash compensation of $113,454. No other Summa executive officer received cash compensation in excess of $100,000. All of Summa's executive officers (two persons) received a total aggregate compensation of approximately $ 156,653 during such period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  CERTAIN BENEFICIAL OWNERS

     The following table set forth information regarding certain beneficial owners of Summa's Common Stock at July 16, 1999 who own more than five percent (5%) of the Common Stock. Each stockholder has sole voting and investment power with respect to the shares set forth opposite their name, unless otherwise indicated.

                                           Number of Shares
                                             Owned as of
Name and Address of Beneficial Owners       July 16, 1999          Percent
-------------------------------------      ----------------       ---------
Carol M. Petrie
772 Potato Patch
Vail, Colorado 81657                            233,356                7.42

Lawrence L. Black, Black & Co.
1 SW Columbia  Street
Portland, Oregon 97258                          223,695                7.11

Jerome Klawitter
3 Humbolt Lane
Austin, Texas 78746                             306,442                9.74

Shirley K. Hunter Trustee,
Le Damier Trust
1000 Bayou Oaks Lane
Lake Charles, Louisiana 70605                   434,055               13.80

Edwin K. Hunter Trustee, Chambers
Medical Foundation and Tellurogenic
1807 Lake Street
Lake Charles, Louisiana 70601                   374,064                9.03
                                              ---------           ---------

         TOTAL OWNERSHIP                      1,571,612               47.10
                                              =========           =========

(B)  MANAGEMENT OWNERSHIP

     The following table set forth information regarding management ownership of Summa's Common Stock at July 16, 1999. Mr. Nelson has sole voting and investment power with respect to his shares.

                                                   Number of Shares
                                                     Owned as of
Name of Management Owners                           July 16, 1999           Percent
-------------------------                          ----------------         -------
Jerry A. Nelson                                        180,371                 5.73

Stanley K. Slutzky Trustee, Gabriel Trust              331,914                10.55
                                                       -------              -------

All Officers and Directors
 as a Group (5 persons)                                512,285                16.28
                                                       =======              =======


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 15, 1996 Summa combined two promissory notes into a single promissory note in the principal amount of $104,390 to Carol Petrie, the holder of 233,356 shares of the Common Stock. The principal amount includes all past due principal and interest under the two pre-existing notes. The note is due on December 15, 1999, bears interest at 12% per annum and is secured by all of Summa's executive offices and manufacturing facilities. It is management's opinion that the terms of the note are equal to or better than those which could be obtained from an independent financial institution.


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

     Summa Rx Laboratories, Inc.




By:            /s/ Jerry A. Nelson                        Date: August 13, 1999
    ---------------------------------------------
         JERRY A. NELSON, President and
          Chief Executive Officer



By:              /s/ Pauline G. Lee                       Date: August 13, 1999
    ---------------------------------------------
         PAULINE G. LEE, Principal Financial
         Officer and Principal Accounting Officer






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:           /s/ Jerry A. Nelson                         Date: August 13, 1999
    ---------------------------------------------
         JERRY A. NELSON, Chairman of
         the Board of Directors



By:          /s/ Stanley K. Slutzky                       Date: August 13, 1999
    ---------------------------------------------
         STANLEY K. SLUTZKY, Director



By:          /s/ E. P. (Lou) Marinos                      Date: August 13, 1999
    ---------------------------------------------
         E. P. (LOU) MARINOS, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NOT APPLICABLE.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           SUMMA RX LABORATORIES, INC.

                             APRIL 30, 1999 AND 1998

                          INDEX TO FINANCIAL STATEMENTS



                                                                             Page
                                                                             ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            F-2


FINANCIAL STATEMENTS

      Balance Sheets - April 30, 1999 and 1998                                F-3

      Statements of Operations - Years ended April 30, 1999 and 1998          F-5

      Statement of Changes in Stockholders' Equity - Years ended
         April 30, 1999 and 1998                                              F-6

      Statements of Cash Flows - Years ended April 30, 1999 and 1998          F-7


NOTES TO FINANCIAL STATEMENTS                                                 F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Summa Rx Laboratories, Inc.


We have audited the accompanying balance sheets of Summa Rx Laboratories, Inc. as of April 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Rx Laboratories, Inc. as of April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
June 23, 1999

                           SUMMA RX LABORATORIES, INC.

                                 BALANCE SHEETS

                                    April 30,


                       ASSETS                                     1999           1998
                                                               ----------     ----------
CURRENT ASSETS
    Cash and cash equivalents                                  $  268,620     $  415,227
    Trade accounts receivable, less allowance for doubtful
       accounts of $176,322 in 1999 and $73,161 in 1998           181,099        158,440
    Inventories
       Raw materials                                              171,650        123,239
       Work-in-progress                                            20,185          7,000
       Finished goods                                               3,693          2,393
                                                               ----------     ----------
                                                                  195,528        132,632
    Other current assets                                           79,555         84,465
                                                               ----------     ----------

                TOTAL CURRENT ASSETS                              724,802        790,764

PROPERTY, PLANT AND EQUIPMENT
    Furniture, fixtures and equipment                           1,252,713      1,172,310
    Buildings and improvements                                    383,859        343,156
                                                               ----------     ----------
                                                                1,636,572      1,515,466
       Less accumulated depreciation                              584,680        487,339
                                                               ----------     ----------
                                                                1,051,892      1,028,127
    Land                                                            5,798          5,798
                                                               ----------     ----------
                                                                1,057,690      1,033,925

OTHER ASSETS                                                        2,644          4,576
                                                               ----------     ----------

                                                               $1,785,136     $1,829,265
                                                               ==========     ==========

                           SUMMA RX LABORATORIES, INC.

                                    April 30,


  LIABILITIES AND STOCKHOLDERS' EQUITY                               1999             1998
                                                                 -----------      -----------
CURRENT LIABILITIES
    Current maturities of notes payable to related parties       $   104,390      $   104,390
    Accounts payable - trade                                         251,612          253,134
    Accrued expenses                                                 122,913          106,254
    Customer deposits                                                186,634           83,722
                                                                 -----------      -----------

                TOTAL CURRENT LIABILITIES                            665,549          547,500

LONG-TERM NOTES PAYABLE TO RELATED PARTIES                           570,000          570,000

STOCKHOLDERS' EQUITY
    12% cumulative convertible preferred stock - authorized,
       2,000,000 shares of $.10 par value                                 --               --
    Common stock - authorized, 10,000,000 shares of $.01
       par value; issued and outstanding, 3,145,838 shares            31,458           31,458
    Additional paid-in capital                                     3,219,379        3,219,379
    Accumulated deficit                                           (2,701,250)      (2,539,072)
                                                                 -----------      -----------
                                                                     549,587          711,765
                                                                 -----------      -----------

                                                                 $ 1,785,136      $ 1,829,265
                                                                 ===========      ===========


        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                              Years ended April 30,


                                                            1999              1998
                                                         -----------      -----------
Net sales                                                $ 2,859,576      $ 3,314,877
Cost of goods sold                                         1,990,161        1,703,723
                                                         -----------      -----------

                GROSS PROFIT                                 869,415        1,611,154

Selling, general and administrative expenses                 914,531        1,305,977
                                                         -----------      -----------

                OPERATING INCOME (LOSS)                      (45,116)         305,177

Other income (expense)
    Interest expense - related parties                       (73,834)         (38,526)
    Other                                                    (43,228)           4,280
                                                         -----------      -----------
                                                            (117,062)         (34,246)
                                                         -----------      -----------

                INCOME (LOSS) FROM OPERATIONS
                    BEFORE INCOME TAXES                     (162,178)         270,931

Deferred income tax benefit                                       --           68,000
                                                         -----------      -----------

                NET EARNINGS (LOSS)                         (162,178)         338,931

Less dividend requirement on preferred stock                      --            2,750
                                                         -----------      -----------

                EARNINGS (LOSS) ALLOCABLE TO COMMON
                      STOCKHOLDERS                       $  (162,178)     $   336,181
                                                         ===========      ===========

Earnings (loss) per common share - basic and diluted
    Net earnings (loss)                                  $      (.05)     $       .10
                                                         ===========      ===========

Weighted average common shares outstanding                 3,145,838        3,472,301
                                                         ===========      ===========


         The accompanying notes are an integral part of this statement.

                           SUMMA RX LABORATORIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                          12% cumulative
                                                            convertible
                                                          preferred stock            Common stock
                                                   -------------------------  -------------------------
                                                      Shares        Amount       Shares       Amount
                                                   -----------   -----------  -----------   -----------
Balances at May 1, 1997                                 50,000   $     5,000    3,597,401   $    35,974

    Conversion of preferred stock to common stock      (50,000)       (5,000)      51,973           520
    Stock issued for satisfaction of debt                   --            --       56,464           564
    Purchase and retirement of common stock                 --            --     (560,000)       (5,600)
    Net earnings                                            --            --           --            --
                                                   -----------   -----------  -----------   -----------

Balances at April 30, 1998                                  --            --    3,145,838        31,458

    Net loss                                                --            --           --            --
                                                   -----------   -----------  -----------   -----------

Balances at April 30, 1999                                  --   $        --    3,145,838   $    31,458
                                                   ===========   ===========  ===========   ===========





                                                   Additional                       Total
                                                    paid-in      Accumulated     stockholders'
                                                    capital        deficit     equity (deficit)
                                                   -----------   -----------   ----------------
Balances at May 1, 1997                            $ 3,295,747   $(2,878,003)    $   458,718

    Conversion of preferred stock to common stock        4,480            --              --
    Stock issued for satisfaction of debt               13,552            --          14,116
    Purchase and retirement of common stock            (94,400)           --        (100,000)
    Net earnings                                            --       338,931         338,931
                                                   -----------   -----------     -----------

Balances at April 30, 1998                           3,219,379    (2,539,072)        711,765

    Net loss                                                --      (162,178)       (162,178)
                                                   -----------   -----------     -----------

Balances at April 30, 1999                         $ 3,219,379   $(2,701,250)    $   549,587
                                                   ===========   ===========     ===========


        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                              Years ended April 30,


                                                                    1999           1998
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings  (loss)                                         $(162,178)     $ 338,931
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities
          Depreciation                                              99,273         76,504
          Deferred income taxes                                         --        (68,000)
          Write-down of equipment                                   59,855             --
          Changes in operating assets and liabilities
              Accounts receivable - trade                          (22,659)       (72,948)
              Inventories                                          (62,896)        20,396
              Other current assets                                   4,910         (5,459)
              Accounts payable - trade                              (1,522)        36,958
              Other accrued liabilities                             16,659         13,868
              Customer deposits                                    102,912         (1,639)
                                                                 ---------      ---------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES          34,354        338,611

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                          (180,961)      (423,862)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                            --        380,000
    Payments of long-term debt                                          --        (16,437)
    Purchase of common stock                                            --       (100,000)
                                                                 ---------      ---------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES              --        263,563
                                                                 ---------      ---------

                 NET INCREASE (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                              (146,607)       178,312

Cash and cash equivalents at beginning of year                     415,227        236,915
                                                                 ---------      ---------

Cash and cash equivalents at end of year                         $ 268,620      $ 415,227
                                                                 =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest                                                  $  72,571      $  23,544


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

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which for buildings and improvements is 10-30 years, and furniture, fixtures and equipment is 5 - 20 years.

     Customer Deposits

     The Company requires cash deposits on certain customer orders. The deposits are recorded as a current liability and recognized as revenue when the product is shipped.

     Revenue Recognition

     Revenue is recognized from sales when a product is shipped.

                           SUMMA RX LABORATORIES, INC.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

     Earnings Per Share

     The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were anti-dilutive in 1999 and 1998. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements. In 1999 and 1998, options and warrants covering 1,286,664 and 506,664 shares of common stock, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

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

                           SUMMA RX LABORATORIES, INC.

NOTE B - LONG-TERM NOTES PAYABLE TO RELATED PARTIES

     Long-term notes payable to stockholders' consist of the following:

                                                                                    April 30,
                                                                              ---------------------
                                                                                1999         1998
                                                                              --------     --------
Note payable to a stockholder, interest at 12% per annum, payable monthly, in either cash or shares of the Company's stock (at a rate of
   $.25 per share) at the Company's option, secured by
   all property, due December 1999                                            $104,390      104,390

Unsecured notes payable to stockholders, interest at 12% per annum, payable quarterly, due July 2001 and subordinate to the 12% note
   payable to a stockholder                                                    190,000      190,000

Unsecured notes payable to stockholders, interest at 10% per annum, payable quarterly, due May 2003 and subordinate to the 12%
   unsecured notes payable to stockholders                                     380,000      380,000
                                                                              --------     --------
                                                                               674,390      674,390
   Less current maturities                                                     104,390      104,390
                                                                              --------     --------

                                                                              $570,000     $570,000
                                                                              ========     ========

     Aggregate annual principal maturities of long-term debt at April 30, 1999 are as follows:

                         2000                                 $104,390
                         2001                                       --
                         2002                                  190,000
                         2003                                  380,000
                                                              --------

                                                              $674,390
                                                              ========


     In 1998, the Company granted warrants to purchase 100,000 shares of its common stock for $.50 per share, in connection with a one-year extension on the $104,390 note payable.

     In connection with the issuance of the $190,000 notes payable in 1997, the Company granted warrants to purchase 190,000 shares of its common stock for $.50 per share. The notes are callable, at the option of the Company, upon thirty days notice.

                           SUMMA RX LABORATORIES, INC.

NOTE B - LONG-TERM NOTES PAYABLE TO RELATED PARTIES - CONTINUED

     In connection with the issuance of the $380,000 notes payable in 1998, the Company granted warrants to purchase 506,664 shares of its common stock for $.75 per share. The notes are callable, at the option of the Company, upon thirty days notice.

     The value of the aforementioned warrants was not significant.


NOTE C - INCOME TAXES

     The following reconciles the provision for income taxes in the statements of operations to the expected provision at standard Federal rates:

                                                    1999            1998
                                                  ---------      ---------
Expected provision (benefit) at Federal rates     $ (55,141)     $  92,117
Change in valuation allowance                        52,000       (158,000)
Other                                                 3,141         (2,117)
                                                  ---------      ---------

                                                  $      --      $ (68,000)
                                                  =========      =========

     The components of deferred tax assets and liabilities are as follows:

                                                    1999            1998
                                                  ---------      ---------
Deferred tax assets

Net operating loss carryforwards                  $ 442,000      $ 388,000
Other                                                23,000         25,000
                                                  ---------      ---------
                                                    465,000        413,000
Less valuation allowance                           (397,000)      (345,000)
                                                  ---------      ---------

                                                  $  68,000      $  68,000
                                                  =========      =========

     The Company has net operating loss carryforwards of approximately, $1,300,000, which expires in 2007 through 2019. The valuation allowance is necessary due to the uncertainty of future taxable income estimates. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not the benefits will be realized.

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY

     The Company has a nonqualified stock option plan under which directors may be granted options to purchase the Company's common stock. The Company has reserved 150,000 shares of stock for issuance under the plan. The exercise price of options granted under the plan cannot be less than the fair market value of the stock on the date of grant. The following summarizes option activity under the nonqualified stock option plan for each of the two years in the period ended April 30, 1999:

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                           Shares         price
                                                          --------      --------
Options outstanding and exercisable at May 1, 1998         100,000      $    .50
   Granted                                                  40,000           .50
                                                          --------      --------

Options outstanding and exercisable at April 30, 1998      140,000           .50

   Granted                                                  40,000           .50
   Cancelled                                               (40,000)          .50
                                                          --------      --------

Options outstanding and exercisable at April 30, 1999      140,000      $    .50
                                                          ========      ========

Weighted average fair value per share of
   options granted during 1998 and 1999                                 $    .13
                                                                        ========

Weighted average remaining contractual life                             5.5 years

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY - CONTINUED

     In 1998, the Company adopted a qualified stock option plan under which key employees may be granted options to purchase the Company's common stock. The Company has reserved 300,000 shares of stock for issuance under the plan. The exercise price of options granted under the plan cannot be less than the fair market value of the stock on the date of grant. The following summarizes option activity under the qualified stock option plan for the two years ended April 30, 1999:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                           Shares      price
                                                          -------     --------
Options outstanding at May 1, 1997                             --     $    --
   Granted                                                 80,000         .50
                                                          -------     -------

Options outstanding and exercisable at April 30, 1998      80,000         .50
   Granted                                                 60,000         .50
                                                          -------     -------

Options outstanding and exercisable at April 30, 1999     140,000     $   .50
                                                          =======     =======

Weighted average fair value per share of
   options granted during 1998                                        $   .13
                                                                      =======

Weighted average fair value per share of
   options granted during 1999                                        $   .17
                                                                      =======

Weighted average remaining contractual life                           4.7 years


     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net income (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted after 1995. There were no stock-based awards prior to 1997.

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY - CONTINUED

     Reported and pro forma net earnings and net earnings per share amounts are set forth below:

                                                              Year ended April 30,
                                                         ----------------------------
                                                             1999             1998
                                                         -----------      -----------
Net earnings (loss) allocable to common stockholders
   As reported                                           $  (162,178)     $   336,181
   Pro forma                                             $  (177,425)     $   320,581

Net earnings (loss) per share
   As reported                                           $      (.05)     $       .10
   Pro forma                                             $      (.06)     $       .09

     The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk-free interest rate of 6 percent; no dividend yield; and expected lives ranging from 5 to 10 years. Due to the lack of an active market in the Company's common stock, the minimum value option pricing model was not used to value options granted.

     At various times, the Company has issued warrants to purchase common stock to certain employees, directors, creditors and stockholders. The warrants are exercisable within one year of the date of grant. The following summarizes warrant activity for each of the two years ended April 30, 1999:

                                                                                 Warrant
                                                                                 weighted
                                                                     Fiscal      average
                                                      Number         year of      price
                                                    of shares      expiration   per share
                                                    ---------      ----------   ---------
Warrants outstanding at May 1, 1997                   400,000          2001          0.50
   Granted                                            606,664          2003           .71
                                                    ---------                   ---------

Warrants outstanding at April 30, 1998 and 1999     1,006,664       2001-2003   $     .63
                                                    =========                   =========

                           SUMMA RX LABORATORIES, INC.

NOTE E - MAJOR CUSTOMERS

     A significant portion of the Company's net sales have been derived from major customers as follows:

          Three customers in 1999 accounted for 20%, 14%, and 13% of sales of the Company, respectively.

          Three customers in 1998 accounted for 37%, 20% and 12% of sales of the Company, respectively.


     Although management believes its relations with these customers are currently good, it is reasonably possible that the Company could lose one or more of these customers which could result in a material adverse effect on the Company's financial position and results of operations.


NOTE F - EMPLOYEE BENEFIT PLAN

     In 1998 the Company adopted an employee benefit plan which provides for tax deferred contributions from employees, together with certain matching contributions from the Company. The Plan qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute up to 15% of their gross compensation into the retirement plan and the Company will match 50% of each employee's contribution up to a maximum rate of 6%. Benefit plan expense was approximately $7,000 and $3,000 in 1999 and 1998, respectively.


NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that the ultimate outcome of litigation will not have a material adverse effect on the future results of operations or financial position of the Company.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  23        --      Consent of Independent Certified Public Accountants

  27        --      Financial Data Schedule