Form 10QSB
period 1999-07-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ________ to _________.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 1999 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                   July 31,
                           ASSETS                    1999
                                                  -----------
Cash                                              $   114,324
Trade Accounts Receivable, less
   allowance for doubtful accounts of $74,150         314,707
Inventory                                             227,168
Other Current Assets                                   82,535
                                                  -----------
     Total Current Assets                             738,734
Property, plant and equipment                       1,666,475
Less accumulated depreciation                         610,020
                                                  -----------
     Net property, plant and equipment              1,056,455
Land                                                    5,798
Intangibles                                            36,676
Less accumulated amortization                          34,515
                                                  -----------
     Net intangibles                                    2,161
Total assets                                      $ 1,803,148
                                                  ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                  $   104,390
Accounts Payable                                      361,118
Accrued Liabilities                                    74,793
Customer Deposits                                     186,634
                                                  -----------
   Total current liabilities                          726,935
Long Term Debt                                        570,000
                                                  -----------
     Total Liabilities                              1,296,935

Common stock                                           31,458
Additional paid-in capital                          3,219,379
Accumulated deficit                                (2,744,624)
                                                  -----------
     Stockholders' equity                             506,213
                                                  -----------
Total liabilities and stockholders' equity        $ 1,803,148
                                                  ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended
                                                     July 31
                                               1999             1998
                                            -----------      -----------
Net Sales                                   $   776,858      $   730,025
Cost of Goods sold                              611,387          414,700
                                            -----------      -----------
   Gross Profit                                 165,471          315,325
Selling, general and administrative             190,277          272,574
                                            -----------      -----------
   Operating profit (loss)                      (24,806)          42,751

Other income (expense)                          (18,569)         (18,463)
                                            -----------      -----------

   Net Income (loss)                        $   (43,375)     $    24,288
                                            ===========      ===========

Basic earnings (loss) per share                    (.01)             .01
                                            ===========      ===========

Weighted average shares outstanding           3,145,838        3,145,838
                                            -----------      -----------

Fully diluted earnings (loss) per share            (.01)             .01
                                            ===========      ===========

Fully diluted shares outstanding              4,475,872        4,372,502
                                            -----------      -----------


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Three months ended
                                                                     July 31
                                                                1999          1998
                                                             ---------      ---------
Cash flows from operating activities:
   Cash received from customers                              $ 650,491      $ 750,814
   Cash paid to suppliers and employees                       (756,316)      (747,013)
   Interest paid                                               (18,569)       (18,463)
                                                             ---------      ---------
   Net cash used in operating activities                      (124,394)       (14,662)
Cash flows from investing activities:
   Capital expenditures                                        (29,903)      (109,039)
   Proceeds from sale of assets
   Cash effect of stock purchase
     Net cash provided by (used in) investing activities       (29,903)      (109,039
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                          0              0
   Proceeds from issuance of common stock                            0              0
                                                             ---------      ---------
    Net cash provided by financing activities                        0              0
                                                             ---------      ---------
     Net increase (decrease) in cash                          (154,297)      (123,701)
Cash at beginning of year                                      268,620        415,227
                                                             ---------      ---------
   Cash at end of year                                       $ 114,323      $ 291,526
                                                             =========      =========

Reconciliation of net loss to net cash
   used in operating activities:
Net profit (loss)                                            $ (43,375)     $  24,288
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                25,822         23,159
   Changes in assets and liabilities:
     Accounts receivable                                      (133,607)        23,934
     Inventories                                               (31,640)       (50,967)
     Other current assets                                       (2,981)         2,243
     Accounts payable and accrued expenses                      61,387        (37,319)
                                                             ---------      ---------
Net cash used in operating activities                        $(124,394)     $ (14,662)
                                                             =========      =========


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


NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDER'S EQUITY

There were 2,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding at July 31, 1999 and no shares issued and outstanding at April 30, 1999. In October 1997 the final preferred shareholder converted his 50,000 shares into 51,973 shares of common.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter increased 6% when compared to the first quarter of last year. Summa changed its manufacturing philosophy in 1991 to actively seek to do contract manufacturing for others. Since that change in philosophy, Summa has actively sought customers for whom it is able to manufacture powders, tablets or capsules and whose needs and volumes are not sufficient to interest large manufacturers

                                          Three months ended
                                               July 31
                                          1999         1998
                                        --------     --------
Sales                                   $776,858     $730,025


Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold increased from 57% to 78% when comparing the first quarter of this year with the same period last year. . A decrease in sales of zinc lozenges created higher cost of goods, which have lower cost of goods associated with contracts that have higher royalty and commission expenses.

                                          Three months ended
                                               July 31
                                          1999         1998
                                        --------     --------
Cost of goods                           $611,387     $414,700


The dollar value of general and administrative expenses have remained constant due to management's diligence to control expenses. Selling, expenses remain constant due to the nature of our business, contract manufacturing, the only fluctuation directly associated with sales are commissions. Selling, general and administrative expenses decreased from 34% of sales to 25% of sales for the comparable period last year. This decrease was associated with the decrease of sales of zinc lozenges which have higher commission and royalty expenses.


                                          Three months ended
                                               July 31
                                          1999         1998
                                        --------     --------
Selling, general and administrative     $190,277     $272,574




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

                                                     Summa Rx Laboratories, Inc.

September 15, 1999                                   /s/ PAULINE G. LEE
                                                     ---------------------------
                                                     Pauline G. Lee


                                                     Pauline G. Lee
                                                     Secretary and
                                                     Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule