Form 10QSB
period 1999-10-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from _______ to _______.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1999 there were 3,145,838 shares of common stock outstanding.

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

                          SUMMA RX LABORATORIES, INC.
                                 BALANCE SHEET
                                  (Unaudited)


                                                                              October 31,
                                  ASSETS                                          1999
                                                                              -----------
Cash                                                                          $   110,513
Trade Accounts Receivable, less
   allowance for doubtful accounts of $176,322                                    297,864
Inventory                                                                         307,242
Other Current Assets                                                               82,395
                                                                              -----------
     Total Current Assets                                                         798,014
Property, plant and equipment                                                   1,673,193
Less accumulated depreciation                                                     635,358
                                                                              -----------
     Net property, plant and equipment                                          1,037,835
Land                                                                                5,798
Intangibles                                                                        36,676
Less accumulated amortization                                                      34,998
                                                                              -----------
     Net intangibles                                                                1,678
Total assets                                                                  $ 1,843,325
                                                                              ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                                              $   104,390
Accounts Payable                                                                  592,828
Accrued Liabilities                                                               105,245
Customer Deposits                                                                 186,634
                                                                              -----------
   Total current liabilities                                                      989,097
Long Term Debt                                                                    570,000
                                                                              -----------
     Total Liabilities                                                          1,559,097

Common stock                                                                       31,458
Additional paid-in capital                                                      3,219,379
Accumulated deficit                                                            (2,966,609)
                                                                              -----------
     Stockholders' equity                                                         284,228
                                                                              -----------
Total liabilities and stockholders' equity                                    $ 1,843,325
                                                                              ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three months ended            Six months ended
                                                  October 31                    October 31
                                             1999           1998           1999            1998
                                          -----------    -----------    -----------    -----------
Net Sales                                 $   942,592    $   687,280    $ 1,513,148    $ 1,417,305
Cost of Goods sold                            794,447        473,756      1,191,259        888,456
                                          -----------    -----------    -----------    -----------
   Gross Profit                               148,145        213,524        321,889        528,849
Selling, general and administrative           416,583        213,792        549,831        486,367
                                          -----------    -----------    -----------    -----------
   Operating profit                          (268,438)          (268)      (227,942)        42,482

Other income (expense)                        (25,075)       (18,369)       (37,417)       (36,831)
                                          -----------    -----------    -----------    -----------

   Net Income (Loss)                      $  (293,513)   $   (18,637)   $  (265,359)   $     5,651
                                          ===========    ===========    ===========    ===========

Basic earnings (loss) per share                  (.09)          (.01)          (.08)           .00
                                          ===========    ===========    ===========    ===========

Weighted averages shares outstanding        3,145,838      3,145,838      3,145,838      3,145,838
                                          -----------    -----------    -----------    -----------

Fully diluted earnings (loss) per share          (.09)          (.01)          (.08)           .00
                                          ===========    ===========    ===========    ===========

Fully diluted shares outstanding            3,145,838      4,372,502      3,145,838      4,372,502
                                          -----------    -----------    -----------    -----------


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six months ended
                                                                               October 31
                                                                           1999           1998
                                                                       -----------    -----------
Cash flows from operating activities:
   Cash received from customers                                        $ 1,441,561    $ 1,397,508
   Cash paid to suppliers and employees                                 (1,525,629)    (1,359,514)
   Interest paid                                                           (37,417)       (36,831)
                                                                       -----------    -----------
   Net cash used in operating activities                                  (121,485)         1,163
Cash flows from investing activities:
   Capital expenditures                                                    (36,622)      (168,673)
   Cash effect of stock purchase                                                 0              0
                                                                       -----------    -----------
     Net cash provided by (used in) investing activities                   (36,622)      (168,673)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                      0              0
   Proceeds from issuance of common stock                                        0              0
                                                                       -----------    -----------
    Net cash provided by financing activities                                    0              0
                                                                       -----------    -----------
     Net increase (decrease) in cash                                      (158,107)      (167,510)
Cash at beginning of year                                                  268,620        415,227
                                                                       -----------    -----------
   Cash at end of year                                                 $   110,513    $   247,717
                                                                       ===========    ===========

Reconciliation of net loss to net cash used in operating activities:
Net profit (loss)                                                      $  (265,359)   $     5,651
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                            51,644         46,596
   Changes in assets and liabilities:
     Accounts receivable                                                  (116,765)       (24,037)
     Inventories                                                          (111,713)       (44,341)
     Other current assets                                                   (2,840)         7,655
     Accounts payable and accrued expenses                                 323,548          9,639
                                                                       -----------    -----------
Net cash used in operating activities                                  $  (121,485)   $     1,163
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

The Unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying Unaudited interim financial statements and related notes should be read in conjunction with the financial statements notes thereto included in the Corporation's most recent Form 10-K covering fiscal year ended April 30, 1999.

The information furnished reflects, in the opinion of the management of Summa Rx Laboratories, Inc. all adjustments necessary for a fair presentation of the financial results for the interim period presented.

Interim results are subject to year-end adjustments and audit by independent certified public accountants.


NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDER'S EQUITY

There were 2,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding at October 31, 1999 and 50,000 shares issued and outstanding at April 30, 1999. In October 1997 the final preferred shareholder converted his 50,000 shares into 51,973 shares of common.

There were 10,000,000 shares of $.01 par value common stock authorized and 3,145,838 shares issued and outstanding at October 31, 1999 and 3,145,838 shares issued and outstanding at April 30, 1999


NOTE 3 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the three-months and six-months periods ended October 31, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the second quarter increased 37% when compared to the second quarter of last year. Sales increased 6% when compared to the six-month period in 1998. Summa changed its manufacturing philosophy in 1991 to actively seek to do contract manufacturing for others. Since that change in philosophy, Summa has actively sought customers for whom it is able to manufacture powders, tablets or capsules and whose needs and volumes are not sufficient to interest large manufacturers

                 Three months               Six months
              1999         1998         1999         1998
           ----------   ----------   ----------   ----------
Sales      $  942,592   $  687,280   $1,513,148   $1,417,305


Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold increased from 68% to 84% and from 63% to 79% for the comparable prior periods

                      Three months              Six months
                   1999          1998        1999        1998
                ----------   ----------   ----------   ----------
Cost of Goods   $  794,447   $  473,756   $1,191,259   $  888,456


The dollar value of general and administrative expenses has remained constant excluding legal and professional fees due to management's diligence to control expenses. General and administrative expenses increased from 14% to 38% and from 14% to 30% of sales respectfully for the comparable periods last year. Of the increase during the three-month period 26% and 19% of the increase for the nine-month period is associated with legal and professional fees incurred during arbitration over the patented zinc product. Selling expenses decreased from 17% to 6% and from 20% to 6% of sales respectfully for the comparable periods last year.

                                           Three months               Six months
                                         1999         1998         1999          1998
                                      ----------   ----------   ----------   ----------
Selling, general and administrative   $  416,583   $  213,792   $  549,831   $  486,367


Interest expense was primarily on loans from stockholders.

FINANCIAL CONDITION

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

On December 7, 1999 JB Williams Company, Inc. ("Williams") paid Summa Rx Laboratories, Inc. ("Summa") the sum of $2,478,151 pursuant to the provisions of the Award of Arbitrator entered on November 1, 1999. Summa brought the action in arbitration seeking damages based upon Williams' claim of termination of a manufacturing and sales agreement entered into by Summa and Williams on July 11, 1997.

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

December 15, 1999                           /s/ Pauline G. Lee


                                            Pauline G. Lee
                                            Secretary and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
  27         FINANCIAL DATA SCHEDULE