Form 10QSB
period 2000-01-31
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2000 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                     January 31,
                                                                        2000
                                                                    ------------
                                     ASSETS

Cash                                                                $  1,746,926
Trade Accounts Receivable, less
   allowance for doubtful accounts of $142,162                           166,145
Inventory                                                                354,642
Other Current Assets                                                      96,295
                                                                    ------------
     Total Current Assets                                              2,364,008
Property, plant and equipment                                          2,060,737
Less accumulated depreciation                                            660,697
                                                                    ------------
     Net property, plant and equipment                                 1,400,040
Land                                                                       5,798
Other Assets                                                               1,195
                                                                    ------------
Total assets                                                        $  3,771,041
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                                    $    587,347
Accrued Liabilities                                                      448,007
Customer Deposits                                                        186,634
                                                                    ------------
   Total current liabilities                                           1,221,988
Long Term Debt                                                           380,000
                                                                    ------------
     Total Liabilities                                                 1,601,988

Common stock                                                              31,458
Additional paid-in capital                                             3,219,379
Accumulated deficit                                                   (1,081,784)
                                                                    ------------
     Stockholders' equity                                              2,169,053
                                                                    ------------
Total liabilities and stockholders' equity                          $  3,771,041
                                                                    ============

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended                   Nine months ended
                                                  January 31                          January 31
                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------
Net Sales                               $  1,110,283      $    513,474      $  2,623,431      $  1,930,779
Cost of Goods sold                           890,898           443,770         2,082,157         1,332,225
                                        ------------      ------------      ------------      ------------
   Gross Profit                              219,385            69,704           541,274           598,554
Selling, general and administrative          216,486           231,153           768,684           717,521
                                        ------------      ------------      ------------      ------------
   Operating profit (loss)                     2,899          (161,449)         (227,410)         (118,967)

Other income (expense)                        (4,793)          (18,459)          (39,844)          (55,290)
                                        ------------      ------------      ------------      ------------

Net Income (loss) before
   extraordinary items                        (1,894)         (179,908)         (267,254)         (174,257)
                                        ------------      ------------      ------------      ------------

Gain on settlement of Arbitration
   net of income tax of $315,372           1,886,719                 0         1,886,719                 0
                                        ------------      ------------      ------------      ------------

   Net Income (loss)                    $  1,884,825      $   (179,908)     $  1,619,465      $   (174,257)
                                        ============      ============      ============      ============

Basic earnings (loss) per share                  .60              (.06)              .51              (.06)
                                        ============      ============      ============      ============

Weighted average shares outstanding        3,145,838         3,145,838         3,145,838         3,145,838
                                        ------------      ------------      ------------      ------------

Diluted earnings (loss) per share                .60              (.06)              .51              (.06)
                                        ============      ============      ============      ============

Diluted shares outstanding                 3,145,838         3,145,838         3,145,838         3,145,838
                                        ------------      ------------      ------------      ------------

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine months ended
                                                                                    January 31
                                                                             2000                  1999
                                                                          ------------     ------------
Cash flows from operating activities:
   Cash received from customers                                           $  4,258,132     $  2,031,596
   Cash paid to suppliers and employees                                     (2,111,163)      (1,930,745)
   Interest paid                                                               (54,498)         (54,239)
                                                                          ------------     ------------
   Net cash provided by operating activities                                 2,092,471           46,612
Cash flows from investing activities:
   Capital expenditures                                                       (424,165)        (178,236)
                                                                          ------------     ------------
     Net cash provided by (used in) investing activities                      (424,165)        (178,236)
Cash flows from financing activities:
   Payments of long-term debt                                                 (190,000)               0
                                                                          ------------     ------------
    Net cash provided by (used in) financing activities                       (190,000)               0
                                                                          ------------     ------------
     Net increase (decrease) in cash                                         1,478,306         (131,624)
Cash at beginning of period                                                    268,620          415,227
                                                                          ------------     ------------
   Cash at end of period                                                  $  1,746,926     $    283,603
                                                                          ============     ============
Reconciliation of profit (loss) to net cash Provided by
  operating activities:
Net profit (loss)                                                         $  1,619,465     $   (174,257)
Adjustments to reconcile profit (loss) to
   net cash used in operating activities:
   Depreciation and amortization                                                77,466           70,032
   Changes in assets and liabilities:
     Accounts receivable                                                        14,954           66,954
     Inventories                                                              (159,112)         (96,363)
     Other current assets                                                      (16,741)           6,667
     Accounts payable and accrued expenses                                     556,439          173,579
                                                                          ------------     ------------
Net cash provided by operating activities                                 $  2,092,471     $     46,612
                                                                          ============     ============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND GENERAL

Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located at 2940 FM 3028, Mineral Wells, Texas 76067.

The Unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying Unaudited interim financial statements and related notes should be read in conjunction with the financial statements notes thereto included in the Corporation's most recent Form 10-K covering fiscal year ended April 30, 1999

The information furnished reflects, in the opinion of the management all adjustments necessary for a fair presentation of the financial results for the interim period presented.

NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDER'S EQUITY

There were 2,000,000 shares of $0.10 par value preferred stock authorized and no shares issued and outstanding at January 31, 2000 and no shares issued and outstanding at April 30, 1999. In October 1997 the final preferred shareholder converted his 50,000 shares into 51,973 shares of common.

There were 10,000,000 shares of $.01 par value common stock authorized and 3,145,838 shares issued and outstanding at January 31, 2000 and 3,145,838 shares issued and outstanding at April 30, 1999.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the three months and nine months periods ended January 31, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings.

NOTE 4 - EXTRAORDINARY ITEMS

On December 7, 1999 JB Williams Company, Inc. ("Williams") paid Summa Rx Laboratories, Inc. ("Summa") the sum of $2,478,151 pursuant to the provisions of the Award of Arbitrator entered on November 1, 1999. The award is presented net of expenses of $276,060 and income taxes of $315,372. Summa brought the action in arbitration seeking damages based upon Williams' claim of termination of a manufacturing and sales agreement entered into by Summa and Williams on July 11, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the third quarter increased 116% when compared to the third quarter of last year. Sales increased 36% when compared to the nine-month period in 1999. Summa changed its manufacturing philosophy in 1991 to actively seek to do contract manufacturing for others. Since that change in philosophy, Summa has actively sought customers for whom it is able to manufacture powders, tablets or capsules and whose needs and volumes are not sufficient to interest large manufacturers

                                                      Three months                            Nine months
                                                 2000               1999                2000               1999
                                            ------------       ------------         ------------       ------------
     Sales                                  $  1,110,283       $    513,474         $  2,623,431       $  1,930,779

Cost of goods can fluctuate dramatically due to the nature of our business, contract manufacturing. Management strives to maintain cost of goods between 70% to 75% of sales. Cost of goods sold decreased from 86% to 80% and increased from 68% to 79% for the comparable prior periods.

                                                      Three months                            Nine months
                                                 2000               1999                2000               1999
                                            ------------       ------------         ------------       ------------
     Cost of Goods                          $    890,898       $    443,770         $  2,082,157       $  1,332,225

The dollar value of general and administrative expenses has remained constant excluding legal and professional fees due to management's diligence to control expenses. General and administrative expenses decreased from 39% to 13% and increased from 21% to 29% of sales respectfully for the comparable periods last year. Of the decrease during the three-month period 19% and 10 % of the increase for the nine-month period is associated with legal and professional fees incurred during arbitration over the patented zinc product. Selling expenses were consistent during the three-month period at 6% but decreased from 16% to 8% during the nine-month period.

                                                      Three months                            Nine months
                                                 2000               1999                2000               1999
                                            ------------       ------------         ------------       ------------
     Selling, general and administrative    $    216,486       $    231,153         $    768,684       $    717,521

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

March 15, 2000                   /s/ Pauline G. Lee


                                 Pauline G. Lee
                                 Secretary and
                                 Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  27                Financial Data Schedule

\