Form 10KSB40
period 2000-04-30
SUMMA RX LABORATORIES INC
filed 2000-09-26
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended April 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transaction period from _________________ to ________________

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

         (1) Yes [X]   No [ ]                  (2)  Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of July 14, 2000, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $590,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of July 14, 2000, the Registrant had 3,145,838 shares of its common stock issued and outstanding.

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

         Summa is engaged in the business of manufacturing and marketing pharmaceuticals and dietary supplements for sale under contract to its customers. Its executive offices and manufacturing facilities are located at 2940 FM 3028, Mineral Wells, Texas 76067, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

DESCRIPTION OF PHARMACEUTICAL PRODUCTS AND SERVICES

         Summa's manufacturing facility is registered with the Food and Drug Administration (the "FDA") to manufacture drugs and medical devices. Present operations consist primarily of the manufacturing and marketing of products that fall into two categories - dietary supplements and pharmaceuticals (prescription and over the counter ["OTC"] drugs). All of its manufacturing and sales are now done on a contract basis according to its customers' specifications, including content and labeling design.

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

         Summa's production and billing procedures are based on an order, production and shipment/payment basis so as to minimize finished goods inventory, order backlog and delays in payment of receivables. As of July 14, 2000, Summa had pending orders that totaled $401,810. These orders are scheduled for delivery during the next six weeks.

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

PATENTS AND TRADEMARKS

         Although most of Summa's formulas are not subject to patent protection, Summa has in the past, and will in the future, attempt to retain those formulas in the form of trade secrets. Summa believes that improvement of existing products, reliance upon trade secrets, and unpatented proprietary know-how and development of new products are generally as important as patent protection in establishing and maintaining a competitive market position.

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

SEASONALITY

         Dietary supplements traditionally experience declines in sales during the summer months; however, Summa has attempted to restructure its marketing efforts and product line to minimize the impact of seasonality on its sales.

DEPENDENCE ON CUSTOMERS' BUSINESS

         For the year ended April 30, 2000, two customers accounted for 25% and 25% of Summa's sales, respectively. The loss of any of these customers could have an adverse effect on the company. During the fiscal year ended April 30, 1999, three customers accounted for 20%, 14%, and 13% of sales.

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

GOVERNMENTAL REGULATION

         Summa's products and production and manufacturing facility are subject to governmental inspection and regulation by the FDA and the State of Texas Department of Health. The FDA establishes standards relative to product safety, efficacy, and labeling, which apply to the manufacture, clinical testing, and marketing of pharmaceuticals and medical devices in the United States. FDA regulations prohibit the general sale of such products until they have been determined to be safe and effective. Summa's manufacturing facility is registered with the FDA to manufacture drugs and medical devices. However, none of the products manufactured by Summa require FDA pre-approval.

         The procedure for seeking and obtaining FDA approval for a new pharmaceutical or medical device can involve many steps, including animal testing to determine the safety, efficacy, and potential toxicity prior to testing on humans, and clinical testing on humans prior to marketing. The process of obtaining FDA new drug approval generally takes a substantial period of time and involves the expenditure of a large amount of resources. Investigational drugs used in domestic clinical trials are subject to regulation relating to production methods, advertising, price, and profit.

         Summa is not subject to any environmental regulations involving the discharge of any matter into the environment at either of its facilities. Consequently, the costs and effects of compliance with governmental environmental laws are non-existent.

         Summa has not entered into any contracts or subcontracts with the federal government.

EMPLOYEES

         At April 30, 2000, Summa had 40 full-time employees.
Production/manufacturing accounted for 35 of such employees. The balance of Summa's employees is engaged in finance, sales and administration.

ITEM 2. PROPERTIES

         Summa owns its executive offices and its storage and manufacturing facilities which consist of a two story building that contains 28,000 square feet located on approximately six acres, five miles southeast of Mineral Wells, Texas. In the opinion of management the properties are adequately covered by insurance.

         Summa expanded its manufacturing, operating and storage facilities in August 1997. Summa believes the expansion created sufficient manufacturing and storage facilities for its present needs.

         Summa does not invest any of its assets in real estate, real estate mortgages or other securities.

ITEM 3. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Shares of Summa's Common Stock, $0.01 par value (the "Common Stock"), were not publicly traded prior to February 27, 1986. Following that date, the Common Stock has been traded in the over-the-counter market under the symbol DEWS until January 1988 when the symbol was changed to SMRX. Summa's Common Stock does not have an established public trading market.

         The following table sets forth the high and low sales price (bid, quote) for the Common Stock for the period shown during the last two years ended April 30, 1999 and 2000.

                                                       Quotations (1)
                                                      -----------------
         Quarter Ended                                High          Low
         -------------                                ----          ---
         July 31, 1998                                 3/4          3/4
         October 31, 1998                              3/4          3/4
         January 31, 1999                              3/4          3/4
         April 30, 1999                                3/4          3/4
         July 31, 1999                                 1/2          1/2
         October 31, 1999                              1/2          1/2
         January 31, 2000                              1/2          1/2
         April 30, 2000                                1/2          1/2

        (1) Actual high and low bid quotations.

         At April 30, 2000, Summa had approximately 150 listed stockholders, excluding stockholders whose shares are held in a fiduciary capacity by banks, brokerage houses and nominees. Based on information received from such banks, brokers, and nominees, Summa believes that it has approximately 575 stockholders.

         Summa has neither declared nor paid dividends on its Common Stock in the two most recent fiscal years. Summa has agreed not to pay dividends until all of the principal amount of and interest due on its $380,000 issue of 1998 Ten Percent (10%) Secured Subordinated Callable Notes due May 15, 2003 (the "10% Notes") are fully paid and discharged. After that event has occurred, Summa intends to retain earnings for use in the expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

         On December 7, 1999 a former customer of Summa paid Summa the sum of $2,478,151 pursuant to the provisions of an Award of Arbitrator entered on November 1, 1999. The award is presented net of expenses of $548,130 and income taxes of $342,183. Summa brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and Summa on July 11, 1997.

         At April 30, 2000 Summa was generating sufficient cash flow to meet daily operating requirements.

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

         In May 1998 Summa's issued its 10% Notes in the principal amount of $380,000. A part of the funds was used to purchase of additional equipment to upgrade Summa's production capacity. Summa presently holds the balance of such funds in an interest bearing account.

RESULTS OF OPERATIONS

         Sales for fiscal 2000 increased 55% when compared to fiscal 1999. Sales for fiscal 1999 decreased 14% when compared to sales for fiscal 1998. The increase in sales in fiscal 2000 is attributed to the increase of orders received from Summa's two largest customers. Summa changed its manufacturing philosophy in 1991 to actively seek to do contract manufacturing for others. Since that change in philosophy, Summa has actively sought customers for whom it is able to manufacture powders, tablets or capsules and whose needs and volumes are not sufficient to interest large manufacturers.

         Cost of goods sold, as a percent of sales, were approximately 76%, and 70% for fiscal years 2000 and 1999, respectively. The major components of cost of goods sold for the respective fiscal years were as follows:

                                          Year Ended April 30,
                         -------------------------------------------------------
                                   2000                          1999
                         -------------------------     -------------------------
                           Amount         Percent        Amount         Percent
                         ----------     ----------     ----------     ----------
Material                 $1,953,938           44.0     $1,001,344           35.0
Labor                       810,307           18.2        559,620           19.6
Overhead                    617,140           13.8        429,197           15.0
                         ----------     ----------     ----------     ----------
                         $3,381,385           76.0     $1,990,161           69.6
                         ==========     ==========     ==========     ==========

         Material costs, as a percent of sales, increased 9% when comparing fiscal 2000 and fiscal 1999. The increase in costs in fiscal 1999 was due primarily to increased costs of material. Management was able to control material costs in fiscal 2000 by actively seeking better pricing and purchasing in larger quantities, due to the ability of two customers to forecast and place blanket purchase orders for several months production.

         Selling and marketing expenses, as a percent of sales, decreased 6% in fiscal 2000 when compared to fiscal 1999. Selling and marketing expenses, as a percent of sales, for fiscal years 2000 and 1999 were approximately 7% and 13% respectively. The major components of selling and marketing expense for the respective fiscal years were as follows:

                                                Year Ended April 30,
                               -------------------------------------------------------
                                         2000                          1999
                               -------------------------     -------------------------
                                 Amount         Percent        Amount         Percent
                               ----------     ----------     ----------     ----------
Salaries and commissions       $  267,770            6.0     $  326,201           11.4
Royalties                             268            0.0         15,818            0.5
Travel                              4,596            0.1          5,863            0.2
Advertising                         3,140            0.1          4,837            0.2
Other                              30,583            0.7         25,533            0.9
                               ----------     ----------     ----------     ----------
                               $  306,357            6.9     $  378,252           13.2
                               ==========     ==========     ==========     ==========

         General and administrative expenses, as a percent of sales, for fiscal 2000 and 1999 were approximately 11% and 19%. Legal expenses decreased due to litigation being completed over the validity of the licensing agreement for zinc lozenges. The increase in other components was primarily due to upgrading the accounting system computer. The major components of general and administrative expenses for the respective fiscal years were as follows:

                                               Year Ended April 30,
                              -------------------------------------------------------
                                        2000                          1999
                              -------------------------     -------------------------
                                Amount         Percent        Amount         Percent
                              ----------     ----------     ----------     ----------
Salaries                      $  177,585            4.0     $  152,102            5.3
Legal and Professional            49,623            1.1        209,238            7.3
Insurance                         51,000            1.1         47,070            1.6
Franchise Taxes                  126,040            2.9            900            0.0
Other                            200,712            4.5        126,969            4.5
                              ----------     ----------     ----------     ----------
                              $  604,960           13.6     $  536,279           18.7
                              ==========     ==========     ==========     ==========

         On December 7, 1999 a former customer of Summa paid Summa the sum of $2,478,151 pursuant to the provisions of an Award of Arbitrator entered on November 1, 1999. The award is presented net of expenses of $548,130 and income taxes of $342,183. Summa brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and Summa on July 11, 1997.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORS

         The following table sets forth the names and ages of all of the Directors of Summa as of July 14, 2000. Members of the Board of Directors are elected to serve a term of one year or until their successors are elected and qualified. No arrangement or understanding exists between any of the Directors and any other persons pursuant to which the Directors were selected.

              Name                           Since             Age                    Position
              ----                           -----             ---                    --------
     Jerry A. Nelson                         1987              64          Chairman of the Board, President
                                                                              and Chief Executive Officer

     Stanley K. Slutzky                      1995              62          Chairman of the Compensation
                                                                           Committee, Member of Audit
                                                                           Committee and Director,

     Jeffrey P. Meador, CPA                  2000              48          Chairman of the Audit Committee,
                                                                           Member of Compensation
                                                                           Committee and Director

The following sets forth pertinent information regarding each of the Directors.

         Jerry A. Nelson - Elected as a Director of the Company in April 1987, and as Chairman of the Board, President and Chief Executive Officer in July 1987. He previously had served as a consultant to the company from July 1985. From June 1982 until June 1987, Mr. Nelson was President of Nelson & Associates, a consulting firm providing manufacturing and product development services to various companies. From 1972 until 1982, Mr. Nelson was employed by Alcon Laboratories, serving in various management positions at different divisions of Alcon.

         Stanley K. Slutzky - Elected as a Director of the Company in October 1995, Mr. Slutzky is the senior partner of the law firm of Slutzky, Wolfe and Bailey of Atlanta, Georgia. Mr. Slutzky has been in the practice of law in Georgia since 1962 and specializes in the practice of business law, commercial real estate and estate planning.

         Jeffrey P. Meador, CPA - Mr. Meador was appointed as a member of the Board of Directors in May 2000. Mr. Meador has been in public accounting since 1976 having worked with Ernst & Ernst, Cooper and Lybrand and since 1985 with Jeff Meador & Associates in Austin, Texas. His practice is primarily in tax matters with significant experience in real estate, technology, compensation, and health care. He is also a certified valuation analyst.

EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the executive officers of Summa as of July 16, 2000. Such persons administer the day-to-day operations of Summa and are appointed by Summa's Board of Directors to serve until the subsequent annual meeting of the Board of Directors or until they resign or are replaced. No arrangement or understanding exists between any of the executive officers and any other persons pursuant to which the executive officers were selected.

              Name                           Age                            Position
              ----                           ---                            --------

         Jerry A. Nelson                     64                President and Chief Executive Officer

         Pauline G. Lee                      40                Chief Financial Officer and
                                                                  Corporate Secretary

          Pauline G. Lee - Mrs. Lee joined Summa in May 1989 as an in-house accountant. She was elected by the Board as the Corporate Secretary and Chief Accounting Officer on July 8, 1993. Mrs. Lee was elected to the position of Chief Financial Officer on December 3, 1998. Prior to May 1989 she was employed as an accountant for a group of automobile dealerships for two years, and was in public accounting for the six years prior.

         A description of Mr. Nelson's background is set forth above under "Board of Directors."

ITEM 10. EXECUTIVE COMPENSATION

         During the fiscal year ended April 30, 2000, Mr. Nelson, Summa's President and CEO received cash compensation of $157,582. No other Summa executive officer received cash compensation in excess of $100,000. All of Summa's executive officers (two persons) received a total aggregate compensation of approximately $ 208,917 during such period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      CERTAIN BENEFICIAL OWNERS

         The following table set forth information regarding certain beneficial owners of Summa's Common Stock at July 14, 2000 who own more than five percent (5%) of the Common Stock. Each stockholder has sole voting and investment power with respect to the shares set forth opposite their name, unless otherwise indicated.

                                                         Number of Shares
                                                           Owned as of
Name and Address of Beneficial Owners                     July 14, 2000          Percent
-------------------------------------                    ----------------        -------
Carol M. Petrie
772 Potato Patch
Vail, Colorado  81657                                         233,356              7.42

Lawrence L. Black, Black & Co.
1 SW Columbia  Street
Portland, Oregon  97258                                       223,695              7.11

Jerome Klawitter
3 Humbolt Lane
Austin, Texas  78746                                          306,442              9.74

Shirley K. Hunter Trustee,
Le Damier Trust
1000 Bayou Oaks Lane
Lake Charles, Louisiana  70605                                434,055             13.80

Edwin K. Hunter Trustee, Chambers
Medical Foundation and Tellurogenic
1807 Lake Street
Lake Charles, Louisiana  70601                                374,064              9.03
                                                          -----------            ------
         TOTAL OWNERSHIP                                    1,571,612             47.10
                                                          ===========            ======

(B)      MANAGEMENT OWNERSHIP

         The following table set forth information regarding management ownership of Summa's Common Stock at July 14, 2000. Mr. Nelson has sole voting and investment power with respect to his shares.

                                             Number of Shares
                                              Owned as of
Name of Management Owners                     July 14, 2000             Percent
-------------------------                    ----------------           --------

Jerry A. Nelson                                  180,371                   5.73

Stanley K. Slutzky Trustee, Gabriel Trust        331,914                  10.55
                                                --------                 ------

All Officers and Directors
 as a Group (5 persons)                          512,285                  16.28
                                                 =======                 ======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1997 Summa combined two promissory notes due to Carol Petrie, the holder of 233,356 shares of the Common Stock, into a single promissory note. The principal amount of the new note included all past due principal and interest of the two pre-existing notes through the date of the new note. The new note was due on December 15, 1999, bore interest at the rate of 12% per annum and was secured by all of Summa's executive offices and manufacturing facilities.

         On December 27, 1999 Summa paid Ms. Petrie all of the principal and interest due under the new note and she executed releases of the liens securing the note.

         Also, on December 27, 1999 and January 15, 2000 Summa paid all of the principal and interest due under the 12% Notes to the holders of those notes. Stanley K. Slutzky, Edwin K. Hunter and Carol Petrie, who are listed as being "Certain Beneficial and Management Shareholders" were holders of some of the 12% Notes.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

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

         Item (2) - Plan of acquisition, reorganization, arrangement, liquidation, or succession:

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

         Summa Rx Laboratories, Inc.



By: /s/           Jerry A. Nelson                                                       Date: July 31, 2000
  -----------------------------------------------
         JERRY A. NELSON, President and
         Chief Executive Officer



By: /s/           Pauline G. Lee                                                        Date: July 31, 2000
  -----------------------------------------------
         PAULINE G. LEE, Principal Financial
         Officer and Principal Accounting Officer






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/           Jerry A. Nelson                                                       Date: July 31, 2000
  -----------------------------------------------
         JERRY A. NELSON, Chairman of
         the Board of Directors



By: /s/           Stanley K. Slutzky                                                    Date: July 31, 2000
  -----------------------------------------------
         STANLEY K. SLUTZKY, Director



By: /s/           Jeffrey P. Meador                                                     Date: July 31, 2000
  -----------------------------------------------
         JEFFREY P. MEADOR, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

NOT APPLICABLE.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          SUMMA RX LABORATORIES, INC.

                            APRIL 30, 2000 AND 1999

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page
                                                                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                             F-2


FINANCIAL STATEMENTS

      Balance Sheets - April 30, 2000 and 1999                                                                 F-3

      Statements of Operations - Years ended April 30, 2000 and 1999                                           F-5

      Statement of Changes in Stockholders' Equity - Years ended
         April 30, 2000 and 1999                                                                               F-6

      Statements of Cash Flows - Years ended April 30, 2000 and 1999                                           F-7


NOTES TO FINANCIAL STATEMENTS                                                                                  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Summa Rx Laboratories, Inc.


We have audited the accompanying balance sheets of Summa Rx Laboratories, Inc. as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Rx Laboratories, Inc. as of April 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
June 19, 2000

                           SUMMA RX LABORATORIES, INC.

                                 BALANCE SHEETS

                                    April 30,




                           ASSETS                                            2000                     1999
                                                                         ----------               ----------
CURRENT ASSETS
    Cash and cash equivalents                                            $1,352,751               $  268,620
    Trade accounts receivable, less allowance for doubtful
       accounts of $124,569 in 2000 and $176,322 in 1999                    554,673                  181,099
    Inventories
       Raw materials                                                        180,802                  171,650
       Work-in-progress                                                      50,604                   20,185
       Finished goods                                                        31,513                    3,693
                                                                         ----------               ----------
                                                                            262,919                  195,528
    Other current assets                                                     80,376                   79,555
                                                                         ----------               ----------

                TOTAL CURRENT ASSETS                                      2,250,719                  724,802

PROPERTY, PLANT AND EQUIPMENT
    Furniture, fixtures and equipment                                     1,636,313                1,252,713
    Buildings and improvements                                              383,859                  383,859
                                                                         ----------               ----------
                                                                          2,020,172                1,636,572
       Less accumulated depreciation                                        741,463                  584,680
                                                                         ----------               ----------
                                                                          1,278,709                1,051,892
    Land                                                                      5,798                    5,798
                                                                         ----------               ----------
                                                                          1,284,507                1,057,690

OTHER ASSETS                                                                    712                    2,644
                                                                         ----------               ----------
                                                                         $3,535,938               $1,785,136
                                                                         ==========               ==========

                           SUMMA RX LABORATORIES, INC.

                           BALANCE SHEETS - CONTINUED

                                    April 30,




    LIABILITIES AND STOCKHOLDERS' EQUITY                                       2000                       1999
                                                                           -----------                -----------
CURRENT LIABILITIES
    Current maturities of notes payable to related parties                 $        --                $   104,390
    Accounts payable - trade                                                   308,678                    251,612
    Accrued expenses                                                           311,045                    122,913
    Customer deposits                                                          285,628                    186,634
                                                                           -----------                -----------

                TOTAL CURRENT LIABILITIES                                      905,351                    665,549

LONG-TERM NOTES PAYABLE TO RELATED PARTIES                                     380,000                    570,000

STOCKHOLDERS' EQUITY
    12% cumulative convertible preferred stock - authorized,
       2,000,000 shares of $.10 par value                                           --                         --
    Common stock - authorized, 10,000,000 shares of $.01
       par value; issued and outstanding, 3,145,838 shares                      31,458                     31,458
    Additional paid-in capital                                               3,219,379                  3,219,379
    Accumulated deficit                                                     (1,000,250)                (2,701,250)
                                                                           -----------                -----------
                                                                             2,250,587                    549,587
                                                                           -----------                -----------

                                                                           $ 3,535,938                $ 1,785,136
                                                                           ===========                ===========



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                              Years ended April 30,



                                                                        2000                        1999
                                                                    -----------                -----------
Net sales                                                           $ 4,445,461                $ 2,859,576
Cost of goods sold                                                    3,381,385                  1,990,161
                                                                    -----------                -----------

                GROSS PROFIT                                          1,064,076                    869,415

Selling, general and administrative expenses                            911,317                    914,531
                                                                    -----------                -----------

                OPERATING INCOME (LOSS)                                 152,759                    (45,116)

Other income (expense)
    Interest expense - related parties                                  (62,913)                   (73,834)
    Other                                                                23,316                    (43,228)
                                                                    -----------                -----------
                                                                        (39,597)                  (117,062)
                                                                    -----------                -----------

                NET EARNINGS (LOSS)
                    BEFORE EXTRAORDINARY ITEM                           113,162                   (162,178)

 Extraordinary item - gain
    Net settlement from arbitration, less $342,183 of
       income taxes                                                   1,587,838                         --
                                                                    -----------                -----------

                EARNINGS (LOSS) ALLOCABLE TO COMMON
                      STOCKHOLDERS                                  $ 1,701,000                $  (162,178)
                                                                    ===========                ===========

Earnings (loss) per common share - basic and diluted
    Earnings before extraordinary item                              $       .04                $      (.05)
    Extraordinary item - gain                                               .50                         --
                                                                    -----------                -----------

          Net earnings (loss)                                       $       .54                $      (.05)
                                                                    ===========                ===========

Weighted average common shares outstanding                            3,145,838                  3,145,838
                                                                    ===========                ===========








         The accompanying notes are an integral part of this statement.

                           SUMMA RX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                       Common stock             Additional                        Total
                               ---------------------------       paid-in       Accumulated     stockholders'
                                  Shares          Amount         capital         deficit          equity
                               -----------     -----------     -----------     -----------      -----------
Balances at May 1, 1998          3,145,838     $    31,458     $ 3,219,379     $(2,539,072)     $   711,765

Net loss                                --              --              --        (162,178)        (162,178)
                               -----------     -----------     -----------     -----------      -----------

Balances at April 30, 1999       3,145,838          31,458       3,219,379      (2,701,250)         549,587

Net earnings                            --              --              --       1,701,000        1,701,000
                               -----------     -----------     -----------     -----------      -----------

Balances at April 30, 2000       3,145,838     $    31,458     $ 3,219,379     $(1,000,250)     $ 2,250,587
                               ===========     ===========     ===========     ===========      ===========


















        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                              Years ended April 30,



                                                                                              2000                  1999
                                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings  (loss)                                                                  $ 1,701,000           $  (162,178)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities
          Depreciation                                                                        158,715                99,273
          Write-down of equipment                                                                  --                59,855
          Changes in operating assets and liabilities
              Accounts receivable - trade                                                    (373,574)              (22,659)
              Inventories                                                                     (67,391)              (62,896)
              Other current assets                                                               (821)                4,910
              Accounts payable - trade                                                         57,066                (1,522)
              Other accrued liabilities                                                       188,132                16,659
              Customer deposits                                                                98,994               102,912
                                                                                          -----------           -----------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,762,121                34,354

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                     (383,600)             (180,961)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term debt                                                               (294,390)                   --
                                                                                          -----------           -----------

                 NET INCREASE (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                                                        1,084,131              (146,607)

Cash and cash equivalents at beginning of year                                                268,620               415,227
                                                                                          -----------           -----------

Cash and cash equivalents at end of year                                                  $ 1,352,751           $   268,620
                                                                                          ===========           ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
       Interest                                                                           $    60,728           $    72,571
       Income taxes                                                                       $   344,000           $        --





















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

    Nature of Operations

    Summa Rx Laboratories, Inc. (Summa or the Company) is engaged in the business of manufacturing and marketing pharmaceuticals and dietary supplements. Summa's manufacturing facility is registered with the U.S. Food and Drug Administration (the "FDA") to manufacture drugs and medical devices. Summa primarily manufactures and markets products which fall into two categories: dietary supplements and pharmaceuticals. The pharmaceutical manufactured by Summa consist of prescription and nonprescription pharmaceuticals such as antihistamines, analgesics, and mucolytic expectorants.

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

                           SUMMA RX LABORATORIES, INC.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

    Earnings Per Share

    The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were anti-dilutive in 2000 and 1999. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements. In 2000 and 1999, options and warrants of 1,416,664 and 1,286,664 shares of common stock, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

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

                           SUMMA RX LABORATORIES, INC.

NOTE B - LONG-TERM NOTES PAYABLE TO RELATED PARTIES

    Long-term notes payable to stockholder's consist of the following:


                                                                                            April 30,
                                                                                   --------------------------
                                                                                     2000              1999
                                                                                   --------          --------
Note payable to a stockholder, interest at 12% per annum, payable monthly, in either cash or shares of the Company's stock (at a rate of
   $.25 per share) at the Company's option, secured by
   all property, due and paid December 1999                                        $     --           104,390

Notes payable to stockholders, interest at 12% per annum, payable quarterly, due July 2001 and paid December 1999
   and subordinate to the 12% note payable to a stockholder                              --           190,000

Notes payable to stockholders, interest at 10% per annum,
   payable quarterly, secured by all property, due May 2003                         380,000           380,000
                                                                                   --------          --------
                                                                                    380,000           674,390
   Less current maturities                                                               --           104,390
                                                                                   --------          --------

                                                                                   $380,000          $570,000
                                                                                   ========          ========

    Aggregate annual principal maturities of long-term debt at April 30, 2000 are as follows:

          2001                                                                     $     --
          2002                                                                           --
          2003                                                                           --
          2004                                                                      380,000
                                                                                   --------

                                                                                   $380,000
                                                                                   ========

   In 2000, the Company granted warrants to purchase 190,000 shares of its common stock for $.50 per share, in connection with a one-year extension of the $190,000 note payable, which was subsequently paid in December of 1999.

   In 1998, the Company granted warrants to purchase 100,000 shares of its common stock for $.50 per share, in connection with a one-year extension on the $104,390 note payable.

   The Company granted warrants to purchase 190,000 shares of its common stock for $.50 per share in 1997 in connection with the issuance of the $190,000 note payable.

                           SUMMA RX LABORATORIES, INC.

NOTE B - LONG-TERM NOTES PAYABLE TO RELATED PARTIES - CONTINUED

   In connection with the issuance of the $380,000 notes payable in 1998, the Company granted warrants to purchase 506,664 shares of its common stock for $.75 per share. The notes are callable, at the option of the Company, upon thirty days notice.

   The value of the aforementioned warrants was not significant.


NOTE C - INCOME TAXES

   The following reconciles the provision for income taxes in the statements of operations to the expected provision at statutory Federal rate:


                                                                                  2000                1999
                                                                               ---------           ---------

   Expected provision (benefit) at Federal rate                                $  38,475           $ (55,141)
   Change in valuation allowance                                                      --              52,000
   Other                                                                           7,574               3,141
   Utilization of net operating loss                                             (46,049)                 --
                                                                               ---------           ---------

                                                                               $      --           $      --
                                                                               =========           =========

   The components of deferred tax assets and liabilities are as follows:

                                                                                  2000                1999
                                                                               ---------           ---------
   Deferred tax assets

   Net operating loss carryforwards                                            $ 110,000           $ 442,000
   Other                                                                              --              23,000
                                                                               ---------           ---------
                                                                                 110,000             465,000
   Less valuation allowance                                                      (42,000)           (397,000)
                                                                               ---------           ---------

                                                                               $  68,000           $  68,000
                                                                               =========           =========


   The Company used a net operating loss carryforward of approximately, $1,030,000, during the year of which approximately $113,000 was allocated to operations and $920,000 allocated to extraordinary gain, net of the reversal of prior year valuation allowance of $355,000. The Company has approximately $330,000 of net operating loss carry forwards that are restricted to use of $66,000 per year and expire in 2006.

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY

    The Company has a nonqualified stock option plan under which directors may be granted options to purchase the Company's common stock. The Company has reserved 150,000 shares of stock for issuance under the plan. The exercise price of options granted under the plan cannot be less than the fair market value of the stock on the date of grant. The following summarizes option activity under the nonqualified stock option plan for each of the two years in the period ended April 30, 2000:



                                                                                  Weighted
                                                                                  average
                                                                                  exercise
                                                                Shares             price
                                                               --------           --------
Options outstanding and exercisable at May 1, 1998              140,000           $    .50

   Granted                                                       40,000                .50
   Cancelled                                                    (40,000)               .50
                                                               --------           --------

Options outstanding and exercisable at April 30, 1999           140,000                .50

   Cancelled                                                    (40,000)               .50
                                                               --------           --------

Options outstanding and exercisable at April 30, 2000           100,000           $    .50
                                                               ========           ========

Weighted average fair value per share of
   options granted during 1999                                                    $    .13

Weighted average remaining contractual life                                      4.9 years

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY - CONTINUED

    In 1998, the Company adopted a qualified stock option plan under which key employees may be granted options to purchase the Company's common stock. The Company has reserved 300,000 shares of stock for issuance under the plan. The exercise price of options granted under the plan cannot be less than the fair market value of the stock on the date of grant. The following summarizes option activity under the qualified stock option plan for the two years ended April 30, 2000:


                                                                                                                   Weighted
                                                                                                                   average
                                                                                                                   exercise
                                                                                                 Shares              price
                                                                                                 --------          --------
Options outstanding and exercisable at May 1, 1998                                                80,000           $    .50

   Granted                                                                                        60,000                .50
                                                                                                --------           --------

Options outstanding and exercisable at April 30, 1999                                            140,000                .50
                                                                                                                   ========

   Cancelled                                                                                     (20,000)               .50
                                                                                                --------           --------

Options outstanding and exercisable at April 30, 2000                                            120,000           $    .50
                                                                                                ========           ========

Weighted average fair value per share of
   options granted during 1999                                                                                     $    .17
                                                                                                                   ========

Weighted average remaining contractual life                                                                        3.8 years



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

                          SUMMA RX LABORATORIES, INC.

    Reported and pro forma net earnings (loss) and net earnings (loss) per share amounts are set forth below:



                                                                       Year ended April 30,
                                                              --------------------------------------
                                                                    2000                   1999
                                                              -------------          ---------------
Net earnings (loss) allocable to common stockholders
   As reported                                                $   1,810,047          $    (170,323)
   Pro forma                                                  $   1,810,047          $    (185,570)

Net earnings (loss) per share
   As reported                                                $         .58          $        (.05)
   Pro forma                                                  $         .58          $        (.06)

    The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following weighted-average assumptions: risk-free interest rate of 6 percent; no dividend yield; and expected lives ranging from 5 to 10 years. Due to the lack of an active market in the Company's common stock, the minimum value option pricing model was used to value options granted.

    At various times, the Company has issued warrants to purchase common stock to certain employees, directors, creditors and stockholders. The warrants are exercisable within one year of the date of grant. The following summarizes warrant activity for each of the two years ended April 30, 2000:



                                                                                                           Warrant
                                                                                                           weighted
                                                                                          Fiscal           average
                                                                        Number           year of            price
                                                                      of shares        expiration          per share
                                                                     -----------       ----------          ---------
Warrants outstanding at May 1, 1998                                  1,006,664          2001-2003          $     .63

   Granted                                                                  --                                    --
                                                                     ----------                            ---------

Warrants outstanding at April 30, 1999                               1,006,664          2001-2003                .63

   Granted                                                             190,000               2006                .50
                                                                     ----------                            ---------

Warrants outstanding at April 30, 2000                               1,196,664          2001-2006          $     .61
                                                                     ==========                            =========

                          SUMMA RX LABORATORIES, INC.

NOTE E - EXTRAORDINARY ITEM

    On December 7, 1999 a former customer of Summa paid Summa the sum of $2,478,151 pursuant to the provisions of an Award of Arbitrator entered on November 1, 1999. The award is presented net of expenses of $548,130 and income taxes of $342,183. Summa brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and Summa on July 11, 1997.


NOTE F - MAJOR CUSTOMERS

    A significant portion of the Company's net sales have been derived from major customers as follows:

       Two customers in 2000 accounted for 25% and 25% of sales of the Company, respectively. Three customers in 1999 accounted for 20%, 14%, and 13% of sales of the Company, respectively.

    Although management believes its relations with these customers are currently good, it is reasonably possible that the Company could lose one or more of these customers which could result in a material adverse effect on the Company's financial position and results of operations.


NOTE G - EMPLOYEE BENEFIT PLAN

    In 1998 the Company adopted an employee benefit plan which provides for tax deferred contributions from employees, together with certain matching contributions from the Company. The Plan qualifies under section 401 (k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute up to 15% of their gross compensation into the retirement plan and the Company will match 50% of each employee's contribution up to a maximum rate of 6%. Benefit plan expense was approximately $7,900 and $7,000 in 2000 and 1999, respectively.

                                INDEX TO EXHIBITS




EXHIBIT
NUMBER                     DESCRIPTION
--------                   -----------
  23           --           Consent of Independent Certified Public Accountants

  27           --           Financial Data Schedule
