Form 10QSB
period 2000-10-31
SUMMA RX LABORATORIES INC
filed 2000-12-12
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ________________ to
     _________________.



                                     1-9087
                              (Commission file no.)



                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)




              DELAWARE                                  75-1535372
    (State or other jurisdiction            (IRS employer identification no.)
  of incorporation or organization)


   2940 FM 3028, Mineral Wells, Texas                      76067
(Address of principal executive office)                 (Zip Code)


                                 (940) 325-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                           October 31,
                                         ASSETS                               2000
                                                                          -------------
Cash                                                                      $   1,205,145
Trade accounts receivable, less
   allowance for doubtful accounts of $98,729                                   203,727
Inventory                                                                       229,252
Other current assets                                                            120,998
                                                                          -------------
     Total current assets                                                     1,759,122

Property, plant and equipment                                                 2,025,970
Less accumulated depreciation                                                   800,376
                                                                          -------------
     Net property, plant and equipment                                        1,225,594
                                                                          -------------

Total assets                                                              $   2,984,716
                                                                          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable to related parties                                          $     380,000
Accounts Payable                                                                160,826
Accrued Liabilities                                                             237,746
Customer Deposits                                                                76,144
                                                                          -------------
   Total current liabilities                                                    854,716

Common stock                                                                     31,458
Additional paid-in capital                                                    3,219,379
Accumulated deficit                                                          (1,120,837)
                                                                          -------------
     Stockholders' equity                                                     2,130,000
                                                                          -------------

Total liabilities and stockholders' equity                                $   2,984,716
                                                                          =============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended                    Six months ended
                                                          October 31                           October 31
                                                    2000             1999                2000              1999
                                                ------------     ------------        ------------      ------------
Net Sales                                       $    652,720     $    736,290        $  1,447,526      $  1,513,148
Cost of Goods sold                                   587,189          579,870           1,234,235         1,191,259
                                                ------------     ------------        ------------      ------------
   Gross Profit                                       65,531          156,420             213,291           321,889

Selling, general and administrative                  193,571          360,479             384,954           552,197
                                                ------------     ------------        ------------      ------------
   Operating loss                                   (128,040)        (204,059)           (171,663)         (230,308)

Other income (expense)
   Interest income                                    13,103              925              37,503             2,366
   Interest expense                                   (9,555)         (18,848)            (19,066)          (37,417)
                                                ------------     ------------        ------------      ------------
                                                       3,548          (17,923)             18,437           (35,051)
                                                 -----------     ------------        ------------      ------------

Net (loss)                                       $  (124,492)    $   (221,982)       $   (153,226)     $   (265,359)
                                                 ===========     ============        ============      ============

Basic and fully diluted (loss) per share         $      (.04)    $       (.07)       $       (.05)     $       (.08)
                                                 ===========     ============        ============      ============

Weighted averages shares outstanding               3,145,838        3,145,838           3,145,838         3,145,838
                                                 ===========     ============        ============      ============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six months ended
                                                                  October 31
                                                             2000            1999
                                                        ------------    ------------
Cash flows from operating activities
   Net (loss)                                           $   (153,226)   $   (265,359)
   Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                            59,269          51,644

   Changes in operating assets and liabilities:
     Trade accounts receivable                               350,946        (116,765)
     Inventory                                                33,667        (111,713)
     Other current assets                                    303,734          (2,840)
     Accounts payable and accrued expenses                  (741,996)        323,548
                                                        ------------    ------------

Net cash used by operating activities                       (147,606)       (121,485)

Cash flows from investing activities
     Capital expenditures                                         --         (36,622)
                                                        ------------    ------------

Net decrease in cash                                        (147,606)       (158,107)


Cash at beginning of year                                  1,352,751         268,620
                                                        ------------    ------------

Cash at end of year                                     $  1,205,145    $    110,513
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

Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located at Mineral Wells, Texas, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

Note 2 - Basis of Presentation

The unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in Summa's most recent Form 10-KSB covering fiscal year ended April 30, 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

On December 7, 1999 a former customer of Summa paid Summa the sum of $2,478,151 ($1,587,838 net of expenses and income taxes) pursuant to the provisions of an Award of Arbitrator entered on November 1, 1999. Summa brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and Summa on July 11, 1997.

On December 27, 1999 Summa paid all of the principal, $104,390 and interest due under a promissory note owed to Carol Petrie, a holder of 233,356 shares of Summa's Common Stock.

In July 1999, the holders of the 12% Notes totaling $190,000 agreed to extend the due date of those notes until July 10, 2001. Summa called those notes and paid all of the principal and interest then due to the holders of those notes. Payment on $60,000 principal was paid on December 27, 1999 and payment on $130,000 principal was paid on January 15, 2000.

On November 15, 2000 Summa called and paid the 10% Notes totaling $380,000 along with the accrued interest due to the holders of those notes. After the payment of those notes, Summa has no long-term debt outstanding and had approximately $745,000 cash in the bank or in interest bearing accounts.

RESULTS OF OPERATIONS

Dietary supplements traditionally experience declines in sales during the summer and early fall months. The first six months of the Company's fiscal year for both fiscal 2001 and 2000 reflect lower sales than what is historically expected in the remaining six months of the Company's fiscal year. Sales for the six-month period ended October 31, 2000 were approximately $65,600 lower than the same period of the previous year due to the month of September 2000 being an unusually slow month. Cost of sales for the six-month period in FY 2001 was 85% of sales compared to 79% for the same six months of the previous year. This was due primarily to outside laboratory expense incurred in the first six months of FY 2001 for stability testing required for drug products manufactured in this period. In addition, depreciation expense was higher due to new production equipment acquired in March 2000. Also, uniform expense, medical insurance expense and utility expense was significantly higher in the first six months of FY 2001.

Sales expense for the first six months of fiscal 2001 was approximately $37,700 more than the first six months of fiscal 2000 primarily due to increased sales commissions and an employment fee related to the hiring of a new salesman. General and administrative expenses decreased approximately $205,000 primarily due to a reduction in legal fees incurred in the first six months of fiscal 2000. These legal fees were related to the action in arbitration, which Summa prevailed and collected in December 1999.

Interest income increased approximately $35,000 while interest expense decreased approximately $18,350. These changes are directly related to the arbitration award of $2,478,151 ($1,587,838 net of expenses and income taxes) which enabled Summa to pay off certain Notes payable and invest a significant portion in interest bearing accounts.

PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings
         Not applicable

Item 2 - Changes in Securities
         Not applicable

Item 3 - Defaults Upon Senior Securities
         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5 - Other information
         Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

             Exhibit 27    Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Summa Rx Laboratories, Inc.


                                              /s/ CHARLES H. HUGHES
December 12, 2000                             ----------------------------------
                                              Charles H. Hughes
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
27              Financial Data Schedule