Form 10QSB
period 2001-01-31
SUMMA RX LABORATORIES INC
filed 2001-03-09
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1943 for the transition period from ________________ to
     _________________.


                                     1-9087
                              (Commission file no.)


                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      75-1535372
  (State or other jurisdiction of              (IRS employer identification no.)
   incorporation or organization)


 2940 FM 3028, Mineral Wells, Texas                          76067
(Address of principal executive office)                    (Zip Code)


                                 (940) 325-0771
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2001 there were 3,145,838 shares of common stock outstanding.

                           SUMMA RX LABORATORIES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

              Balance Sheet                                                            3

              Statements of Operations                                                 4

              Statements of Cash Flows                                                 5

              Notes to the Financial Statements                                        6

       Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              7

PART II - OTHER INFORMATION                                                            8

       Item 1 - Legal Proceedings                                                      8

       Item 2 - Changes in Securities                                                  8

       Item 3 - Defaults Upon Senior Securities                                        8

       Item 4 - Submission of Matters to a Vote of Security Holders                    8

       Item 5 - Other information                                                      8

       Item 6 - Exhibits and Reports on Form 8-K                                       8

SIGNATURES                                                                             8

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                  January 31,
                        ASSETS                       2001
                                                  -----------
Cash                                              $   850,321
Trade accounts receivable, less
   allowance for doubtful accounts of $98,729         201,695
Inventory                                             166,460
Other current assets                                  125,697
                                                  -----------
     Total current assets                           1,344,173

Property, plant and equipment                       2,025,970
Less accumulated depreciation                         829,962
                                                  -----------
     Net property, plant and equipment              1,196,008
                                                  -----------

Total assets                                      $ 2,540,181
                                                  ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable                                  $    74,758
Accrued Liabilities                                   232,969
Customer Deposits                                      76,144
                                                  -----------
   Total current liabilities                          383,871

Common stock                                           31,458
Additional paid-in capital                          3,219,379
Accumulated deficit                                (1,094,527)
                                                  -----------
     Stockholders' equity                           2,156,310
                                                  -----------

Total liabilities and stockholders' equity        $ 2,540,181
                                                  ===========

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                Nine months ended
                                                         January 31                         January 31
                                                 ----------------------------      ----------------------------
                                                     2001             2000             2001             2000
                                                 -----------      -----------      -----------      -----------
Net Sales                                        $   904,500      $ 1,110,283      $ 2,352,026      $ 2,623,431
Cost of Goods sold                                   680,999          890,898        1,915,234        2,082,157
                                                 -----------      -----------      -----------      -----------
   Gross Profit                                      223,501          219,385          436,792          541,274

Selling, general and administrative                  173,203          216,486          558,157          768,684
                                                 -----------      -----------      -----------      -----------
   Operating income (loss)                            50,298            2,899         (121,365)        (227,410)

Other income (expense)
   Interest income                                    10,597           11,287           48,100           13,653
   Interest expense                                   (1,946)         (16,080)         (21,012)         (53,497)
                                                 -----------      -----------      -----------      -----------
                                                       8,651           (4,793)          27,088          (39,844)
                                                 -----------      -----------      -----------      -----------

Net earnings (loss) before
   extraordinary item                                 58,949           (1,894)         (94,277)        (267,254)

Extraordinary item - gain
   Net settlement from arbitration, less
     $315,372 of income taxes                             --        1,886,719               --        1,886,719
                                                 -----------      -----------      -----------      -----------

Net earnings (loss)                              $    58,949      $ 1,884,825      $   (94,277)     $ 1,619,465
                                                 ===========      ===========      ===========      ===========

Earnings (loss) per common share - basic
   and diluted
   Earnings (loss) before extraordinary item     $       .02      $        --      $      (.03)     $      (.09)
   Extraordinary item - gain                              --              .60               --              .60
                                                 -----------      -----------      -----------      -----------

                                                 $       .02      $       .60      $      (.03)     $       .51
                                                 ===========      ===========      ===========      ===========

Weighted averages shares outstanding               3,145,838        3,145,838        3,145,838        3,145,838
                                                 ===========      ===========      ===========      ===========

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine months ended
                                                                  January 31
                                                          ----------------------------
                                                              2001             2000
                                                          -----------      -----------
Cash flows from operating activities
   Net earnings (loss)                                    $   (94,277)     $ 1,619,465
   Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                             89,033           77,466

   Changes in operating assets and liabilities:
     Trade accounts receivable                                352,977           14,954
     Inventory                                                 96,459         (159,112)
     Other current assets                                     298,858          (16,741)
     Accounts payable and accrued expenses                   (865,480)         556,439
                                                          -----------      -----------
Net cash provided (used) by operating activities             (122,430)       2,092,471

Cash flows from investing activities
     Capital expenditures                                          --         (424,165)

Cash flows from financing activities
     Payments of long-term debt                              (380,000)        (190,000)
                                                          -----------      -----------

Net increase (decrease) in cash                              (502,430)       1,478,306

Cash at beginning of year                                   1,352,751          268,620
                                                          -----------      -----------

Cash at end of year                                       $   850,321      $ 1,746,926
                                                          ===========      ===========

See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND GENERAL

Summa RX Laboratories, Inc. ("Summa") is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located at Mineral Wells, Texas, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

Note 2 - Basis of Presentation

The unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in Summa's most recent Form 10-KSB covering fiscal year ended April 30, 2000.

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

On November 15, 2000 Summa called and paid the 10% Notes totaling $380,000 along with the accrued interest due to the holders of those notes. Summa has no long-term debt outstanding and had approximately $850,000 cash in the bank or in interest bearing accounts at January 31, 2001.

RESULTS OF OPERATIONS

Sales for the first nine months of fiscal year 2001 were approximately $271,000 lower than the first nine months of fiscal year 2000. This was primarily due to two of Summa's customers losing their drug license in the spring of 2000. Customers have not yet been found to fully replace the sales to these lost customers. Cost of sales for the nine month period of fiscal year 2001 was slightly higher ( 81% vs. 79%) than fiscal year 2000 due primarily to increased costs of employee benefits such as medical insurance and uniforms. Depreciation expense was also higher due to equipment purchased in March of 2000.

Sales expense for the first nine months of fiscal 2001 was approximately $40,000 more than the first nine months of fiscal 2000 primarily due to compensation paid to an additional salesman and an employment fee related to the hiring of the new salesman. General and administrative expenses increased approximately $22,000 primarily due to increased insurance expense and the hiring of a new chief financial officer.

Interest income increased approximately $34,400 while interest expense decreased approximately $32,500. These changes are directly related to the arbitration award of $2,478,151 which enabled Summa to pay off certain Notes payable and invest a significant portion in interest bearing accounts.

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

                                   Summa Rx Laboratories, Inc.



March 9, 2001
                                   ---------------------------------------------
                                   Charles H. Hughes

                                   Charles H. Hughes
                                   Executive Vice President &
                                   Chief Financial Officer