Form 10KSB40
period 2001-04-30
SUMMA RX LABORATORIES INC
filed 2001-07-26
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended April 30, 2001

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transaction period from                   to
                                -----------------    -----------------

                         Commission file number 1-9087.

                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                         75-1535372
      (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                           Identification No.)

     2940 FM 3028, Mineral Wells, Texas                               76067
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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         (1)  Yes  [ X ]   No [   ]                  (2)  Yes [ X ]    No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         As of July 17, 2001, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $1,316,777.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of July 17, 2001, the Registrant had 3,145,838 shares of its common stock issued and outstanding.

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

DESCRIPTION OF PHARMACEUTICAL PRODUCTS AND SERVICES

         Summa's manufacturing facility is registered with the Food and Drug Administration (the "FDA") to manufacture drugs. Present operations consist primarily of the manufacturing and marketing of products that fall into two categories - dietary supplements and pharmaceuticals (prescription and over the counter ["OTC"] drugs). All of its manufacturing and sales are now done on a contract basis according to its customers' specifications, including content and labeling design.

         A major portion of Summa's sales consists of dietary supplements. Pursuant to the new Dietary Supplement Health and Educational Act of 1994, the term dietary supplements includes vitamins, minerals, amino acids, and herbs or other botanicals. Summa manufactures dietary supplements for a variety of customers including multi-level marketers and direct sales companies.

         In addition, Summa, manufactures prescription and nonprescription pharmaceuticals such as analgesics, decongestants, and mucolytic expectorants. Summa's production and billing procedures are based on an order, production and shipment/payment basis so as to minimize finished goods inventory.

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

         Summa received a patent (No. 6,149,933) entitled "Dietary Supplement for the Promotion of Healthy Hair and Pigment Restoration" from the U. S. Patent Office on November 21, 2000.

         In addition Summa has filed applications for trademarks for Gray Away, Zinc Care, Zinc Plus, Cold Clear, and ColdCare.

         As part of the license agreement to manufacture zinc lozenges, Summa acquired the exclusive right to the use of ColdCure.

SEASONALITY

         Dietary supplements traditionally experience declines in sales during the summer months; however, Summa has attempted to restructure its marketing efforts and product line to minimize the impact of seasonality on its sales.

DEPENDENCE ON CUSTOMERS' BUSINESS

         For the year ended April 30, 2001, two customers accounted for 44% and 28% of Summa's sales. The loss of any of these customers could have an adverse effect on Summa. During the fiscal year ended April 30, 2000, two customers accounted for 25% and 25% of sales.

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

GOVERNMENTAL REGULATION

         Summa's products and production and manufacturing facility are subject to governmental inspection and regulation by the FDA and the State of Texas Department of Health. The FDA establishes standards relative to product safety, efficacy, and labeling, which apply to the manufacture, clinical testing, and marketing of pharmaceuticals and medical devices in the United States. FDA regulations prohibit the general sale of such products until they have been determined to be safe and effective. Summa's manufacturing facility is registered with the FDA to manufacture drugs. However, none of the products manufactured by Summa require FDA pre-approval.

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

EMPLOYEES

         At April 30, 2001, Summa had 35 full-time employees.
Production/manufacturing accounted for 29 of such employees. The balance of Summa's employees are engaged in finance, sales and administration.

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

         The following table sets forth the high and low sales price (bid, quote) for the Common Stock for the period shown during the last two years ended April 30, 2000 and 2001.

                                                      Quotations
                                         ------------------------------------
                  Quarter Ended           High                           Low
                  -------------           ----                           ---
                  July 31, 1999            1/2                           1/2
                  October 31, 1999         1/2                           1/2
                  January 31, 2000         1/2                           1/2
                  April 30, 2000           1/2                           1/2
                  July 31, 2000            1/2                           1/2
                  October 31, 2000         1/2                           1/2
                  January 31, 2001         1/2                           1/2
                  April 30, 2001           1/2                           1/2

         At April 30, 2001, Summa had approximately 150 listed stockholders, excluding stockholders whose shares are held in a fiduciary capacity by banks, brokerage houses and nominees. Based on information received from such banks, brokers, and nominees, Summa believes that it has approximately 575 stockholders.

         Summa has neither declared nor paid dividends on its Common Stock in the two most recent fiscal years. Summa intends to retain any earnings for use in the expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Sales for fiscal year 2001 were approximately $3 million compared to $4.4 million sales for fiscal year 2000. This $1.4 million reduction (32%) was primarily due to two of Summa's customers losing their drug license in the spring of 2000. Customers have not yet been found to fully replace the sales to these lost customers. Cost of sales as a percentage of sales for fiscal year 2001 was higher (82% vs. 76%) than fiscal year 2000 due primarily to increased costs of employee benefits such as medical insurance and uniforms and for the write off of obsolete inventory. Depreciation expense was also higher due to equipment purchased in March of 2000.

         Sales expense for fiscal 2001 was approximately $263,000 compared to approximately $306,000 for fiscal 2000. This decrease of approximately $43,000 was due primarily to lower commissions paid due to lower sales. General and administrative expenses for fiscal 2001 was approximately $473,000 compared to $504,000 for fiscal 2000. The reduction of $31,000 was due primarily to lower expenses in general due to lower sales.

         Interest income increased approximately $37,300 while interest expense decreased approximately $41,700. These changes are directly related to the arbitration award of $2,478,151 which enabled Summa to pay off certain notes payable and invest a significant portion in interest bearing accounts.

LIQUIDITY

         On December 7, 1999 a former customer of Summa paid Summa the sum of $2,478,151 pursuant to the provisions of an Award of Arbitrator entered on November 1, 1999. The award is presented net of expenses of $548,130 and income taxes of $443,591. Summa brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and Summa on July 11, 1997.

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

         In May 1998 Summa's issued its 10% Notes in the principal amount of $380,000. On November 15, 2000, Summa called those notes and paid all of the principal and interest then due to the holders of those notes. Summa has no long-term debt outstanding and had approximately $644,000 cash in the bank or in interest bearing accounts at April 30, 2001.

The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share continues to decrease and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first two months of the first quarter of 2002 continue to drop and the outlook for the balance of fiscal 2002 does not indicate a significant increase in sales. Accordingly, positive earnings and cash flow from operations for fiscal year 2002 is not anticipated; however, the Company has sufficient funds on hand to operate through 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORs

         The following table sets forth the names and ages of all of the Directors of Summa as of July 17, 2001. Members of the Board of Directors are elected to serve a term of one year or until their successors are elected and qualified. No arrangement or understanding exists between any of the Directors and any other persons pursuant to which the Directors were selected.

         Name                                Since             Age                          Position
-----------------------------           -------------      -----------     ----------------------------------------
     Jerry A. Nelson                         1987              65          Chairman of the Board, President
                                                                              and Chief Executive Officer

     Stanley K. Slutzky                      1995              63          Chairman of the Compensation
                                                                           Committee, Member of Audit
                                                                           Committee and Director,

     Jeffrey P. Meador, CPA                  2000              49          Chairman of the Audit Committee,
                                                                           Member of Compensation
                                                                           Committee and Director

The following sets forth-pertinent information regarding each of the Directors.

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

         Jeffrey P. Meador, CPA - Mr. Meador was appointed as a member of the Board of Directors in May 2000. Mr. Meador has been in public accounting since 1976 having worked with Ernst & Ernst, Coopers and Lybrand and since 1985 with Jeff Meador & Associates in Austin, Texas. His practice is primarily in tax matters with significant experience in real estate, technology, compensation, and health care. He is also a certified valuation analyst.

EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the executive officers of Summa as of July 17, 2001. Such persons administer the day-to-day operations of Summa and are appointed by Summa's Board of Directors to serve until the subsequent annual meeting of the Board of Directors or until they resign or are replaced. No arrangement or understanding exists between any of the executive officers and any other persons pursuant to which the executive officers were selected.

            Name                           Age                             Position
---------------------------------       ---------             ----------------------------------------
Jerry A. Nelson                             65                President and Chief Executive Officer
Charles H. Hughes                           61                Chief Financial Officer
Pauline G. Lee                              41                Corporate Secretary

         Charles H. Hughes - Mr. Hughes joined Summa in September 2000 as Chief Financial Officer. Mr. Hughes is a CPA and holds an MBA from West Texas A & M University at Canyon, Texas. Prior to joining Summa, Mr. Hughes was involved in the financial administration of Greenridge Development, Ltd. located in Amarillo, Texas from 1997 to 2000. From 1993 to 1997 Mr. Hughes was the Chief Financial Officer of Amarillo Biosciences, Inc. located in Amarillo, Texas.

         Pauline G. Lee - Mrs. Lee joined Summa in May 1989 as an in-house accountant. She was elected by the Board as the Corporate Secretary and Chief Accounting Officer on July 8, 1993. Mrs. Lee was elected to the position of Chief Financial Officer on December 3, 1998. In September 2000 Mrs. Lee became Summa's Customer Service & Materials Procurement Director. Prior to May 1989 she was employed as an accountant for a group of automobile dealerships for two years, and was in public accounting for the six years prior.

         A description of Mr. Nelson's background is set forth above under "Board of Directors."

ITEM 10.      EXECUTIVE COMPENSATION

         During the fiscal year ended April 30, 2001, Mr. Nelson, Summa's President and CEO received cash compensation of $115,428. No other Summa executive officer received cash compensation in excess of $100,000. All of Summa's executive officers (three persons) received a total aggregate compensation of approximately $215,973 during such period.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      CERTAIN BENEFICIAL OWNERS

         The following table set forth information regarding certain beneficial owners of Summa's Common Stock at July 17, 2001 who own more than five percent (5%) of the Common Stock. Each stockholder has sole voting and investment power with respect to the shares set forth opposite their name, unless otherwise indicated.

                                                               Number of Shares
                                                                  Owned as of
Name and Address of Beneficial Owners                            July 17, 2001            Percent
-------------------------------------                         ------------------          -------
Carol M. Petrie
772 Potato Patch
Vail, Colorado  81657                                               233,356                 7.42

Lawrence L. Black, Black & Co.
1 SW Columbia  Street
Portland, Oregon  97258                                             223,695                 7.11

Jerome Klawitter
3 Humbolt Lane
Austin, Texas  78746                                                306,442                 9.74

Shirley K. Hunter Trustee,
Le Damier Trust
1000 Bayou Oaks Lane
Lake Charles, Louisiana  70605                                      434,055                13.80

Edwin K. Hunter Trustee, Chambers
Medical Foundation and Tellurogenic
1807 Lake Street
Lake Charles, Louisiana  70601                                      374,064                 9.03
                                                                  ---------                -----

         TOTAL OWNERSHIP                                          1,571,612                47.10
                                                                  =========                =====

(B)      MANAGEMENT OWNERSHIP

         The following table set forth information regarding management ownership of Summa's Common Stock at July 17, 2001. Mr. Nelson has sole voting and investment power with respect to his shares.

                                                               Number of Shares
                                                                  Owned as of
Name of Management Owners                                        July 14, 2000            Percent
------------------------------------------                    ------------------        -----------
Jerry A. Nelson                                                     180,371                   5.73

Stanley K. Slutzky Trustee, Gabriel Trust                           331,914                  10.55
                                                              -------------                -------

All Officers and Directors
 as a Group (5 persons)                                             512,285                  16.28
                                                              =============               ========

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

         2. Financial Statement Schedules required to be filed by Item 8 of this Form 10-KSB:

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

         Summa Rx Laboratories, Inc.




By: /s/           Jerry A. Nelson                         Date: July 20, 2000
  -----------------------------------------------
         JERRY A. NELSON, President and
          Chief Executive Officer



By: /s/           Charles H. Hughes                       Date: July 20, 2000
  -----------------------------------------------
         CHARLES H. HUGHES, Principal Financial
         Officer and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/           Jerry A. Nelson                         Date: July 20, 2000
  -----------------------------------------------
         JERRY A. NELSON, Chairman of
         the Board of Directors



By: /s/           Stanley K. Slutzky                      Date: July 20, 2000
  ------------------------------------------------
         STANLEY K. SLUTZKY, Director



By: /s/           Jeffrey P. Meador                       Date: July 20, 2000
  -----------------------------------------------
         JEFFREY P. MEADOR, Director



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           SUMMA RX LABORATORIES, INC.

                             APRIL 30, 2001 AND 2000

                          INDEX TO FINANCIAL STATEMENTS



                                                                                         Page
                                                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        F-2


FINANCIAL STATEMENTS

      Balance Sheets - April 30, 2001 and 2000                                            F-3

      Statements of Operations - Years ended April 30, 2001 and 2000                      F-4

      Statement of Changes in Stockholders' Equity - Years ended
         April 30, 2001 and 2000                                                          F-5

      Statements of Cash Flows - Years ended April 30, 2001 and 2000                      F-6


NOTES TO FINANCIAL STATEMENTS                                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Summa Rx Laboratories, Inc.


We have audited the accompanying balance sheets of Summa Rx Laboratories, Inc. as of April 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Rx Laboratories, Inc. as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
May 25, 2001

                           SUMMA RX LABORATORIES, INC.

                                 BALANCE SHEETS

                                    April 30,



                           ASSETS                                            2001            2000
                                                                         ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                            $    643,817    $  1,352,751
    Trade accounts receivable, less allowance for doubtful
       accounts of $35,000 in 2001 and $124,569 in 2000                       282,281         554,673
    Inventories                                                                86,944         262,919
    Other current assets                                                      151,654          81,088
                                                                         ------------    ------------

                  TOTAL CURRENT ASSETS                                      1,164,696       2,251,431

PROPERTY, PLANT AND EQUIPMENT
    Furniture, fixtures and equipment                                       1,685,225       1,636,313
    Buildings and improvements                                                398,030         383,859
                                                                         ------------    ------------
                                                                            2,083,255       2,020,172
       Less accumulated depreciation                                          857,898         741,463
                                                                         ------------    ------------
                                                                            1,225,357       1,278,709
    Land                                                                        5,798           5,798
                                                                         ------------    ------------
                                                                            1,231,155       1,284,507

                                                                         $  2,395,851    $  3,535,938
                                                                         ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                             $     40,864    $    308,678
    Accrued expenses                                                          140,780         311,045
    Customer deposits                                                          74,244         285,628
                                                                         ------------    ------------

                  TOTAL CURRENT LIABILITIES                                   255,888         905,351

LONG-TERM NOTES PAYABLE TO RELATED PARTIES                                         --         380,000

STOCKHOLDERS' EQUITY
    12% cumulative convertible preferred stock - authorized,
       2,000,000 shares of $.10 par value; issued, none                            --              --
    Common stock - authorized, 10,000,000 shares of $.01
       par value; issued and outstanding, 3,145,838 shares                     31,458          31,458
    Additional paid-in capital                                              3,219,379       3,219,379
    Accumulated deficit                                                    (1,110,874)     (1,000,250)
                                                                         ------------    ------------
                                                                            2,139,963       2,250,587

                                                                         $  2,395,851    $  3,535,938
                                                                         ============    ============



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                              Years ended April 30,



                                                                             2001            2000
                                                                         ------------    ------------
Net sales                                                                $  3,066,923    $  4,445,461
Cost of goods sold                                                          2,525,024       3,381,385
                                                                         ------------    ------------

                  GROSS PROFIT                                                541,899       1,064,076

Selling, general and administrative expenses                                  736,644         809,909
                                                                         ------------    ------------

                  OPERATING INCOME (LOSS)                                    (194,745)        254,167

Other income (expense)
    Interest expense - related parties                                        (21,209)        (62,913)
    Other                                                                      60,633          23,316
                                                                         ------------    ------------
                                                                               39,424         (39,597)
                                                                         ------------    ------------

                  EARNINGS (LOSS) BEFORE INCOME TAXES AND
                      EXTRAORDINARY GAIN                                     (155,321)        214,570

Income tax benefit                                                             44,697              --
                                                                         ------------    ------------

                  EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN                  (110,624)        214,570

Extraordinary gain
    Net settlement from arbitration, less $443,591 of income taxes                 --       1,486,430
                                                                         ------------    ------------

                  NET EARNINGS (LOSS)                                    $   (110,624)   $  1,701,000
                                                                         ============    ============

Earnings (loss) per common share - basic and diluted
    Earnings (loss) before extraordinary item                            $       (.04)   $        .07
    Extraordinary gain                                                             --             .47
                                                                         ------------    ------------

                  NET EARNINGS (LOSS) - BASIC AND DILUTED                $       (.04)   $        .54
                                                                         ============    ============

Weighted average common shares outstanding                                  3,145,838       3,145,838
                                                                         ============    ============




        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                        Common stock          Additional                     Total
                                 -------------------------     paid-in     Accumulated    stockholders'
                                    Shares       Amount        capital       deficit        equity
                                 -----------   -----------   -----------   -----------    -----------
Balances at May 1, 1999            3,145,838   $    31,458   $ 3,219,379   $(2,701,250)   $   549,587

Net earnings                              --            --            --     1,701,000      1,701,000
                                 -----------   -----------   -----------   -----------    -----------

Balances at April 30, 2000         3,145,838        31,458     3,219,379    (1,000,250)     2,250,587

Net loss                                  --            --            --      (110,624)      (110,624)
                                 -----------   -----------   -----------   -----------    -----------

Balances at April 30, 2001         3,145,838   $    31,458   $ 3,219,379   $(1,110,874)   $ 2,139,963
                                 ===========   ===========   ===========   ===========    ===========



         The accompanying notes are an integral part of this statement.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                              Years ended April 30,


                                                                                            2001            2000
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings  (loss)                                                                $   (110,624)   $  1,701,000
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities
          Depreciation                                                                       117,147         158,715
          Changes in operating assets and liabilities
              Accounts receivable - trade                                                    272,392        (373,574)
              Inventories                                                                    175,975         (67,391)
              Other current assets                                                           (71,278)           (821)
              Accounts payable - trade                                                      (267,814)         57,066
              Other accrued liabilities                                                     (170,265)        188,132
              Customer deposits                                                             (211,384)         98,994
                                                                                        ------------    ------------

                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (265,851)      1,762,121

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                     (63,083)       (383,600)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of long-term debt                                                              (380,000)       (294,390)
                                                                                        ------------    ------------

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (708,934)      1,084,131

Cash and cash equivalents at beginning of year                                             1,352,751         268,620
                                                                                        ------------    ------------

Cash and cash equivalents at end of year                                                $    643,817    $  1,352,751
                                                                                        ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
       Interest                                                                         $     28,809    $     60,728
       Income taxes                                                                     $    136,518    $    344,000



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

     Nature of Operations

     Summa Rx Laboratories, Inc. (Summa or the Company) is engaged in the business of manufacturing and marketing pharmaceuticals, dietary supplements and nutritional products. Summa's manufacturing facility is registered with the U.S. Food and Drug Administration (the "FDA") to manufacture drugs and medical devices. Summa primarily manufactures and markets products, which fall into three categories: food supplements, pharmaceuticals and vitamins. In addition, Summa manufactures prescription and nonprescription pharmaceuticals such as antihistamines, analgesics, and mucolytic expectorants.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

     Income Taxes

     Deferred tax assets are determined based on the differences between financial statement and income tax bases of assets using the enacted tax rates expected to be in effect when taxes become payable. Valuation allowances are provided against assets, which are not likely to be realized.

                           SUMMA RX LABORATORIES, INC.

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

     Earnings Per Share

     The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were anti-dilutive in 2001 and 2000. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements. In 2001 and 2000, options and warrants for 1,421,664 shares of common stock were excluded from diluted earnings per share because they were anti-dilutive.

     Financial Instruments

     The carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate fair value because of the short term nature of these items.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Options

     The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at market value at the date of grant.

     Reclassifications

     Certain reclassifications have been made to the 2000 presentation to conform with the 2001 presentation. Franchise taxes in the amount of $101,408 were included in selling, general and administration expenses in 2000 and have been reclassified and netted with the extraordinary gain.


NOTE B - LONG-TERM NOTES PAYABLE TO RELATED PARTIES

     At April 30, 2000, the Company had notes payable to stockholders totaling $380,000. These notes bore interest at 10% per annum. These notes were paid during fiscal year 2001.

                           SUMMA RX LABORATORIES, INC.

NOTE B - LONG-TERM NOTES PAYABLE TO RELATED PARTIES - CONTINUED

     In connection with the issuance of the $380,000 notes payable in 1998, the Company granted warrants to purchase 506,664 shares of its common stock for $.75 per share.

     The value of the aforementioned warrants was not significant.


NOTE C - INCOME TAXES

     The following reconciles the provision for income taxes in the statements of operations to the expected provision at statutory Federal rate:

                                                                  2001          2000
                                                               ----------    ----------
Expected provision (benefit)                                   $  (52,809)   $   72,954
Other                                                               8,112         7,574
Utilization of net operating loss                                      --       (80,528)
                                                               ----------    ----------

                                                               $  (44,697)   $       --
                                                               ==========    ==========


     The components of deferred tax assets and liabilities are as follows:


                                                                  2001          2000
                                                               ----------    ----------
Deferred tax assets

Net operating loss carryforwards                               $  110,000    $  110,000
Depreciation                                                      (25,000)           --
Inventory                                                          17,000            --
                                                               ----------    ----------
                                                                  102,000       110,000
Less valuation allowance                                          (42,000)      (42,000)
                                                               ----------    ----------

                                                               $   60,000    $   68,000
                                                               ==========    ==========

     The Company used a net operating loss carryforward of approximately $1,030,000 during 2000 of which approximately $113,000 was allocated to operations and $920,000 allocated to extraordinary gain, net of the reversal of prior year valuation allowance of $355,000. At April 30, 2001, the Company has approximately $330,000 of net operating loss carryforwards whose use is restricted to $66,000 per year and expire in 2006.

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY

     The Company has stock option plans under which directors and key employees may be granted options to purchase the Company's common stock. The Company has reserved 450,000 shares of stock for issuance under the plans. The exercise price of options granted under the plans cannot be less than the fair market value of the stock on the date of grant. The options have a term of five to ten years and vest immediately. The following summarizes option activity under the stock option plans for each of the two years in the period ended April 30, 2001:


                                                                                      Exercise
                                                                         Shares        price
                                                                       ----------    ----------
Options outstanding and exercisable at May 1, 1999                        285,000    $      .50

   Cancelled in 2000                                                      (60,000)          .50
                                                                       ----------    ----------

Options outstanding and exercisable at April 30, 2000 and 2001            225,000    $      .50
                                                                       ==========    ==========

Weighted average remaining contractual life                                          5.72 years


     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock, otherwise known as the intrinsic value method. SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted after 1995. Pro forma net earnings (loss) and earnings (loss) per share recorded under the intrinsic value method does not differ from the fair value method for 2001 and 2000.

     The fair value of these options was estimated at the date of grant using an option pricing model with the following assumptions: risk-free interest rate of 6 percent; no dividend yield; 0% volatility; and expected lives ranging from 5 to 10 years.

                           SUMMA RX LABORATORIES, INC.

NOTE D - STOCKHOLDERS' EQUITY - CONTINUED

     At various times, the Company has issued warrants to purchase common stock to certain employees, directors, creditors and stockholders. The warrants are exercisable within one year of the date of grant. The weighted average remaining contractual life at April 30, 2001 is 2.74 years. The fair value of warrants issued to non-employees was not material. The following summarizes warrant activity for each of the two years in the period ended April 30, 2001:


                                                                                     Warrant
                                                                                     weighted
                                                                         Fiscal      average
                                                           Number       year of       price
                                                          of shares    expiration    per share
                                                          ----------   ----------   ----------
Warrants outstanding at May 1, 1999                        1,006,664    2001-2003   $      .63

   Granted in 2000                                           190,000         2006          .50
                                                          ----------                ----------

Warrants outstanding at April 30, 2000 and 2001            1,196,664    2001-2006   $      .61
                                                          ==========                ==========


NOTE F - MAJOR CUSTOMERS

     A significant portion of the Company's net sales has been derived from major customers. Two customers accounted for 44% and 28% of sales of the Company in 2001 and 25% and 25% of sales of the Company in 2000.

     Although management believes its relations with these customers are currently good, it is reasonably possible that the Company could lose one or more of these customers, which could have a material adverse effect on the Company's financial position, or results of operations.


NOTE G - EMPLOYEE BENEFIT PLAN

     In 1998 the Company adopted an employee benefit plan, which provides for tax deferred contributions from employees, together with certain matching contributions from the Company. The Plan qualifies under section 401 (k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute up to 15% of their gross compensation into the retirement plan and the Company will match 50% of each employee's contribution up to a maximum rate of 6%. Benefit plan expense was approximately $20,940 and $7,900 in 2001 and 2000, respectively.

                           SUMMA RX LABORATORIES, INC.

NOTE H - EXTRAORDINARY GAIN

     On December 7, 1999, a former customer of Summa paid Summa the sum of $2,478,151 pursuant to the provision of an Award of Arbitrator entered on November 1, 1999. The award is presented net of expenses of $548,130 and income taxes of $443,591. The Company brought the action in arbitration seeking damages based upon the customer's claim of termination of a manufacturing and sales agreement entered into by it and the Company on July 11, 1997.


NOTE I - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2001, the Company reduced its allowance for doubtful accounts by approximately $43,000 and recorded a write-off of obsolete inventories of approximately $45,000.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated May 25, 2001 accompanying the financial statements included in the Annual Report of Summa Rx Laboratories, Inc. on Form 10-KSB for the year ended April 30, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statement of Summa Rx Laboratories, Inc. on Form S-8 (File No. 33- 9475 effective October 9, 1986).



Dallas, Texas
July 17, 2001