Form 10QSB
period 2001-07-31
SUMMA RX LABORATORIES INC
filed 2001-09-06
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1943 for the transition period from ___________ to ____________.



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [ X ] No [   ]


As of July 31, 2001 there were 3,145,838 shares of common stock outstanding.

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                  July 31, 2001
                                   (Unaudited)


                                     ASSETS

Cash                                                         $   649,324
Trade accounts receivable, less
   allowance for doubtful accounts of $35,000                    173,385
Inventory                                                        113,424
Other current assets                                             172,504
                                                             -----------
     Total current assets                                      1,108,637
Property, plant and equipment                                  2,083,255
Less accumulated depreciation                                    887,223
                                                             -----------
     Net property, plant and equipment                         1,196,032
Land                                                               5,798
                                                             -----------
Total assets                                                 $ 2,310,467
                                                             ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                             $    63,642
Accrued liabilities                                               99,996
Customer deposits                                                 74,244
                                                             -----------
   Total current liabilities                                     237,882

     Total liabilities                                           237,882

Common stock                                                      31,458
Additional paid-in capital                                     3,219,379
Accumulated deficit                                           (1,178,252)
                                                             -----------
     Shareholders' equity                                      2,072,585
                                                             -----------
Total liabilities and shareholders' equity                   $ 2,310,467
                                                             ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended
                                                              July 31
                                                       2001            2000
                                                    -----------    -----------
Net sales                                           $   380,657    $   794,806
Cost of goods sold                                      362,025        624,446
                                                    -----------    -----------
   Gross profit                                          18,632        170,360
Selling, general and administrative                     126,275        185,178
                                                    -----------    -----------
   Operating loss                                      (107,643)       (14,818)

Other income (expense):
   Interest income                                        5,966         24,399
   Interest expense                                         (42)        (9,510)
                                                    -----------    -----------
                                                          5,924         14,889
                                                    -----------    -----------

   Net earnings (loss) before taxes                 $  (101,719)   $        71
                                                    -----------    -----------

   Income taxes                                          34,340             --
                                                    -----------    -----------

   Net earnings (loss)                              $   (67,379)   $        71
                                                    ===========    ===========

Basic and fully diluted earnings (loss) per share          (.02)           .00
                                                    ===========    ===========

Weighted average shares outstanding                   3,145,838      3,145,838
                                                    ===========    ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended
                                                                 July 31
                                                            2001           2000
                                                        -----------    -----------
Cash flows from operating activities
   Net earnings (loss)                                  $   (67,379)   $        71
   Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                           29,325         28,016
   Changes in operating assets and liabilities:
     Trade accounts receivable                              108,897        181,049
     Inventory                                              (26,480)        62,924
     Other current assets                                   (20,850)       (60,730)
     Accounts payable and accrued liabilities               (18,006)      (407,969)
                                                        -----------    -----------

Net cash used by operating activities                         5,507       (196,639)

Net decrease in cash                                          5,507       (196,639)

Cash at beginning of year                                   643,817      1,352,750
                                                        -----------    -----------

Cash at end of year                                     $   649,324    $ 1,156,111
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

Note 2 - Basis of Presentation

The unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Summa's most recent Form 10-KSB covering fiscal year ended April 30, 2001.

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

The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share continues to decrease and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first quarter of 2002 continue to drop and the outlook for the balance of fiscal 2002 does not indicate a significant increase in sales. Accordingly, positive earnings and cash flow from operations for fiscal year 2002 is not anticipated; however, the Company has sufficient funds on hand to operate through 2002.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal year 2002 were approximately $381,000 compared to $795,000 in sales for the first quarter of fiscal year 2001. This $414,000 reduction (52%) was primarily due to two of Summa's customers losing their drug license in the spring of 2000. Customers have not yet been found to fully replace the sales to these lost customers. Cost of sales as a percentage of sales for the first quarter of fiscal year 2002 was higher (95% vs. 79%) than the first quarter of fiscal year 2001 due primarily to fixed operating expenses that are not based on sales.

Sales general and administrative expenses for the first quarter of fiscal year 2002 was approximately $126,600 compared to approximately $185,200 for the first quarter of fiscal year 2001. This decrease of approximately $58,600 was due primarily to lower commissions paid on lower sales and lower commission rates.

Interest income decreased approximately $18,400 while interest expense decreased approximately $9,500. These changes are directly related to the arbitration award of $2,478,151 which enabled Summa to pay off certain notes payable and invest a significant portion in interest bearing accounts.

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

                                       Summa Rx Laboratories, Inc.


                                       /s/ PAULINE G. LEE
September 6, 2001                      -------------------------------
                                       Pauline G. Lee

                                       Pauline G. Lee
                                       Chief Accounting Officer