Form 10QSB
period 2001-10-31
SUMMA RX LABORATORIES INC
filed 2001-12-14
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001

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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                October 31, 2001
                                   (Unaudited)


                                     ASSETS
Cash                                                                      $     696,113
Trade accounts receivable, less
   allowance for doubtful accounts of $32,500                                   131,749
Inventory                                                                        91,669
Other current assets                                                            128,107
                                                                          -------------
     Total current assets                                                     1,047,638

Property, plant and equipment                                                 2,083,255
Less accumulated depreciation                                                   916,548
                                                                          -------------
     Net property, plant and equipment                                        1,166,707
Land                                                                              5,798
                                                                          -------------

Total assets                                                              $   2,220,143
                                                                          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                          $      53,778
Accrued liabilities                                                              87,688
Customer deposits                                                                 6,900
                                                                          -------------
   Total current liabilities                                                    148,366

Common stock - authorized, 10,000,000 shares of $.01
     par value; issued and outstanding, 3,145,838 shares                         31,458
Additional paid-in capital                                                    3,219,379
Accumulated deficit                                                          (1,179,060)
                                                                          -------------
     Stockholders' equity                                                     2,071,777
                                                                          -------------

Total liabilities and stockholders' equity                                $   2,220,143
                                                                          =============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended                    Six months ended
                                                          October 31                            October 31
                                                     2001              2000               2001              2000
                                                 -------------     -------------     -------------     -------------
Net Sales                                        $     456,076     $     652,720     $     836,733     $   1,447,526
Cost of Goods sold                                     358,254           587,189           720,279         1,234,235
                                                 -------------     -------------     -------------     -------------
   Gross Profit                                         97,822            65,531           116,454           213,291

Selling, general and administrative                    103,965           193,571           230,240           384,954
                                                 -------------     -------------     -------------     -------------
   Operating loss                                       (6,143)         (128,040)         (113,786)         (171,663)

Other income (expense)
   Interest income                                       4,577            13,103            10,543            37,503
   Interest expense                                         --            (9,555)              (42)          (19,066)
                                                 -------------     -------------     -------------     -------------
                                                         4,577             3,548            10,501            18,437
                                                 -------------     -------------     -------------     -------------

   Net earnings (loss) before taxes                     (1,566)         (124,492)         (103,286)         (153,226)
                                                 -------------     -------------     -------------     -------------

   Income taxes                                            759                --            35,099                --
                                                 -------------     -------------     -------------     -------------

   Net earnings (loss)                           $        (808)    $    (124,492)    $     (68,187)    $    (153,226)
                                                 =============     =============     =============     =============

Basic and fully diluted (loss) per share         $          --     $        (.04)    $        (.02)    $        (.05)
                                                 =============     =============     =============     =============

Weighted averages shares outstanding                 3,145,838         3,145,838         3,145,838         3,145,838
                                                 =============     =============     =============     =============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six months ended
                                                                          October 31
                                                                    2001               2000
                                                                -------------     -------------
Cash flows from operating activities
   Net (loss)                                                   $     (68,187)    $    (153,226)
   Adjustments to reconcile net (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                                     58,650            59,269

   Changes in operating assets and liabilities:
     Trade accounts receivable                                        150,532           350,946
     Inventory                                                         (4,725)           33,667
     Other current assets                                              23,547           303,734
     Accounts payable and accrued expenses                           (107,521)         (741,966)
                                                                -------------     -------------

Net cash provided (used) by operating activities                       52,296          (147,606)
                                                                -------------     -------------

Cash at beginning of year                                             643,817         1,352,751
                                                                -------------     -------------

Cash at end of year                                             $     696,113     $   1,205,145
                                                                =============     =============


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

Summa is engaged in the business of manufacturing and marketing of pharmaceuticals, dietary supplements and nutritional products for sale under its own label and under contract for others. Its executive offices and manufacturing facilities are located in Mineral Wells, Texas, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.

Note 2 - Basis of Presentation

The unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in Summa's most recent Form 10-KSB covering fiscal year ended April 30, 2001.

The information furnished reflects, in the opinion of the management of Summa, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

Note 3 - Earnings Per Share

The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were antidilutive in 2001 and 2000. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Summa has no long-term debt outstanding and had approximately $696,000 cash in the bank or in interest bearing accounts at October 31, 2001.

The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share continues to decrease and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first two quarters of 2002 continue to drop and the outlook for the balance of fiscal 2002 does not indicate a significant increase in sales. Accordingly, positive earnings and cash flow from operations for fiscal year 2002 is not anticipated; however, the Company has sufficient funds on hand to operate through 2002.

RESULTS OF OPERATIONS

Sales for the first six months of fiscal year 2002 were approximately $837,000 compared to $1,448,000 in sales for the first quarter of fiscal year 2001. This $611,000 reduction (42%) was primarily due to two of Summa's customers losing their drug license in the spring of 2000. Customers have not yet been found to fully replace the sales to these lost customers. Cost of sales as a percentage of sales for the first six months of fiscal year 2002 was flat (86% vs. 85%) when compared to the first six months of fiscal year 2001.

Sales general and administrative expenses for the first six months of fiscal year 2002 was approximately $230,200 compared to approximately $385,000 for the first six months of fiscal year 2001. This decrease of approximately $154,800 was due primarily to lower commissions paid on lower sales and lower commission rates.

Interest income decreased approximately $27,000 due to the decrease of cash balances while interest expense decreased approximately $19,000 due to the payoff of outstanding debt in November 2000.

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


                                 Summa Rx Laboratories, Inc.



December 14, 2001                /s/ Pauline G. Lee
                                 -----------------------------------------------
                                 Pauline G. Lee
                                 Chief Accounting Officer