Form 10QSB
period 2002-01-31
SUMMA RX LABORATORIES INC
filed 2002-03-15
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended January 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1943 for the transition period from               to                .
                                              -------------    ---------------


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

                           SUMMA RX LABORATORIES, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                          January 31,
                                                                                             2002
                                                                                        -------------
                                     ASSETS

Cash                                                                                    $     584,863
Trade accounts receivable, less
   allowance for doubtful accounts of $32,500                                                  54,287
Income tax refund receivable                                                                   96,509
Inventory                                                                                      81,433
Other current assets                                                                          114,043
                                                                                        -------------
     Total current assets                                                                     931,135

Property, plant and equipment                                                               2,089,053
Less accumulated depreciation                                                                 945,873
                                                                                        -------------
     Net property, plant and equipment                                                      1,143,180
                                                                                        -------------

Total assets                                                                            $   2,074,315
                                                                                        =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                        $      47,307
Accrued liabilities                                                                            62,025
Customer deposits                                                                              12,413
                                                                                        -------------
   Total current liabilities                                                                  121,745

Common stock - authorized, 10,000,000 shares of $.01
     par value; issued and outstanding, 3,145,838 shares                                       31,458
Additional paid-in capital                                                                  3,219,379
Accumulated deficit                                                                        (1,298,267)
                                                                                        -------------
     Stockholders' equity                                                                   1,952,570
                                                                                        -------------

Total liabilities and stockholders' equity                                              $   2,074,315
                                                                                        =============


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended            Nine months ended
                                                      January 31                   January 31
                                                 2002           2001           2002           2001
                                              -----------    -----------    -----------    -----------
Net Sales                                     $   309,818    $   904,500    $ 1,029,425    $ 2,352,026
Cost of goods sold                                291,950        680,999        931,846      1,915,234
                                              -----------    -----------    -----------    -----------
   Gross profit                                    17,868        223,501         97,579        436,792

Selling, general and administrative               189,572        173,203        394,695        558,157
                                              -----------    -----------    -----------    -----------
   Operating income (loss)                       (171,704)        50,298       (297,116)      (121,365)

Other income (expense)
   Interest income                                  4,005         10,597         13,255         48,100
   Interest expense                                    --         (1,946)           (42)       (21,012)
                                              -----------    -----------    -----------    -----------
                                                    4,005          8,651         13,213         27,088
                                              -----------    -----------    -----------    -----------

   Earnings (loss) before taxes                  (167,699)        58,949       (283,903)       (94,277)
                                              -----------    -----------    -----------    -----------

   Income taxes                                    57,020             --         96,509             --
                                              -----------    -----------    -----------    -----------

Net earnings (loss)                           $  (110,679)   $    58,949    $  (187,394)   $   (94,277)
                                              ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per share   $      (.04)   $       .02    $      (.06)   $      (.03)
                                              ===========    ===========    ===========    ===========

Weighted averages shares outstanding            3,145,838      3,145,838      3,145,838      3,145,838
                                              ===========    ===========    ===========    ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine months ended
                                                               January 31
                                                           2002            2001
                                                        -----------    -----------
Cash flows from operating activities
   Net earnings (loss)                                  $  (187,394)   $   (94,277)
   Adjustments to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
     Depreciation and amortization                           87,975         89,033

   Changes in operating assets and liabilities:
     Trade accounts receivable                              129,686        352,977
     Inventory                                                5,511         96,459
     Other current assets                                    37,611        298,858
     Accounts payable and accrued expenses                 (132,343)      (865,480)
                                                        -----------    -----------
Net cash provided (used) by operating activities            (58,954)      (122,430)

Cash flows from financing activities
     Payments of long-term debt                                  --       (380,000)
                                                        -----------    -----------

Net increase (decrease) in cash                             (58,954)      (502,430)

Cash at beginning of year                                   643,817      1,352,751
                                                        -----------    -----------

Cash at end of year                                     $   584,863    $   850,321
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

Note 3 - Earnings Per Share

The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were antidilutive in 2001 and 2000. Accordingly, basic earnings (loss) per share amounts have been presented in the accompanying financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Summa has no long-term debt outstanding and had approximately $585,000 cash in the bank or in interest bearing accounts at October 31, 2001.

The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share continues to decrease and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first three quarters of fiscal 2002 continued to decrease and we do not anticipate a significant increase in sales for the remainder of fiscal year 2002. Accordingly, earnings and cash flow from operations for fiscal year 2002 is not anticipated; however, management believes the Company has sufficient funds on hand to operate through calender year 2002.

RESULTS OF OPERATIONS

Sales for the first nine months of fiscal year 2002 were approximately $1,029,000 compared to $2,352,000 in sales for the first nine months of fiscal year 2001. This $1,323,000 reduction (56%) was primarily due to two of Summa's customers losing their drug license in the spring of 2000 and the loss of another customer in the second quarter of 2002. Customers have not yet been found to fully replace the sales to these lost customers. Cost of sales as a percentage of sales for the first nine months of fiscal year 2002 was higher (90% vs. 81%) when compared to the first nine months of fiscal year 2001. The increase can be attributed to overhead.

Sales general and administrative expenses for the first nine months of fiscal year 2002 was approximately $395,000 compared to approximately $558,000 for the first six months of fiscal year 2001. This decrease of approximately $163,000 was due primarily to lower commissions paid on lower sales and lower commission rates.

Interest income decreased approximately $35,000 due to the decrease of cash balances while interest expense decreased approximately $21,000 due to the payoff of outstanding debt in November 2000.

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

                                              Summa Rx Laboratories, Inc.



March 15, 2001                                /s/ Pauline G. Lee
                                              ----------------------------------
                                              Pauline G. Lee
                                              Chief Accounting Officer