Form 10KSB
period 2002-04-30
SUMMA RX LABORATORIES INC
filed 2002-07-29
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        to
                                ----------------------    ----------------------

                         Commission file number 1-9087.


                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                   75-1535372
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   2940 FM 3028, Mineral Wells, Texas                       76067
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

         (1) Yes [X]   No [ ]             (2) Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of July 19, 2002, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $1,316,777.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         As of July 19, 2002, the Registrant had 3,145,838 shares of its common stock issued and outstanding.

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

         Summa is engaged in the business of manufacturing pharmaceuticals and dietary supplements for sale under contract to its customers. Its executive offices and manufacturing facilities are located at 2940 FM 3028, Mineral Wells, Texas 76067, approximately 45 miles west of the Dallas/Fort Worth metropolitan area.


DESCRIPTION OF PHARMACEUTICAL PRODUCTS AND SERVICES

         Summa's manufacturing facility is registered with the Food and Drug Administration (the "FDA") to manufacture drugs. Present operations consist primarily of the manufacturing of products that fall into two categories - dietary supplements and pharmaceuticals (prescription and over the counter ["OTC"] drugs). All of its manufacturing and sales are done on a contract basis according to its customers' specifications, including content and label design.

         A major portion of Summa's sales consists of dietary supplements. Pursuant to the new Dietary Supplement Health and Educational Act of 1994, the term dietary supplements include vitamins, minerals, amino acids, and herbs or other botanicals. Summa manufactures dietary supplements for a variety of customers including multi-level marketers and direct sales companies.

         In addition, Summa has manufactured prescription and nonprescription pharmaceuticals such as analgesics, decongestants, and mucolytic expectorants. Summa's production is based on individual orders; just-in-time purchasing is utilized to minimize inventory.

         Distribution of products from Summa's manufacturing facility is by commercial freight carriers.


SOURCES AND AVAILABILITY OF RAW MATERIALS

         The sources of the raw materials for Summa's operations are from independent commercial suppliers throughout the United States, and are available from many suppliers. There is adequate availability of the raw materials required for Summa's manufacturing operations.


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


DEPENDENCE ON CUSTOMERS' BUSINESS

         For the year ended April 30, 2002, two customers accounted for 25% and 12% of Summa's sales. The loss of any of these customers could have an adverse effect on Summa. During the fiscal year ended April 30, 2001, two customers accounted for 44% and 28% of sales.


COMPETITION

         The manufacture and sale of dietary supplements, prescriptions and OTC pharmaceuticals is highly competitive with respect to price and products offered and are influenced by consumer preference. Summa does not attempt to compete with large pharmaceutical and nutritional companies, except in its dietary supplement programs, but attempts to supplement the products offered by such companies by offering similar products in market areas not penetrated by the larger companies. There are numerous smaller companies whose products overlap many of the products produced by Summa. Many of those companies are of comparable size or larger and provide the majority of the competition in Summa's market.


PRODUCT RESEARCH AND DEVELOPMENT

         Summa intends to direct its research and development activities toward
(1) additional dietary supplement products and (2) product lines to be manufactured under contract for customers, particularly pharmaceuticals. In addition, Summa is developing a company brand line of dietary supplements to be distributed under Personal Nutrition, Inc.

         A wholly owned subsidiary corporation, Personal Nutrition, Inc. will be established to distribute direct-to-consumer products manufactured by Summa. This subsidiary is consistent with industry norms whereby contract manufacturers establish their own brands to test new products, increase control of general sales, and gain potentially higher margins.


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


EMPLOYEES

         At April 30, 2002, Summa had 19 full-time employees.
Production/manufacturing accounted for 15 of such employees. The remaining Summa employees are engaged in finance, sales, and administration.


ITEM 2. PROPERTIES

         Summa owns its executive offices and its storage and manufacturing facilities which consist of a two-story building that contains 28,000 square feet located on approximately six acres, five miles southeast of Mineral Wells, Texas. In the opinion of management the properties are adequately covered by insurance.

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

         The following table sets forth the high and low sales price (bid, quote) for the Common Stock for the period shown during the last two years ended April 30, 2001 and 2002.

                                                  Quotations
                                    -------------------------------------
          Quarter Ended                  High                       Low
        -----------------           -------------                 -------
        July 31, 2000                    1/2                          1/2
        October 31, 2000                 1/2                          1/2
        January 31, 2001                 1/2                          1/2
        April 30, 2001                   1/2                          1/2
        July 31, 2001                    1/2                          1/2
        October 31, 2001                 1/2                          1/2
        January 31, 2002                 1/2                          1/2
        April 30, 2002                   1/2                          1/2

         At April 30, 2002, Summa had approximately 150 listed stockholders, excluding stockholders whose shares are held in a fiduciary capacity by banks, brokerage houses, and nominees. Based on information received from such banks, brokers, and nominees, Summa believes that it has approximately 575 stockholders.

         Summa has neither declared nor paid dividends on its Common Stock in the two most recent fiscal years. Summa intends to retain any earnings for use in the expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Sales for fiscal year 2002 were approximately $1.2 million compared to $3 million in sales for fiscal year 2001. This $1.8 million reduction (60%) was primarily due to the loss of two key customers. Customers have not yet been found to replace the sales lost to these customers. Cost of sales, as a percentage of sales for fiscal year 2002 was higher (95% vs. 82%) than fiscal year 2001 due primarily to the Company's sales approximating breakeven levels due to the loss of key sales during fiscal year 2002.

         Sales expense for fiscal 2002 was approximately $70,000 compared to approximately $263,000 for fiscal 2001. This decrease of approximately $193,000 was due primarily to lower commissions paid due to lower sales. General and administrative expenses for fiscal 2002 were approximately $510,000 compared to $473,000 for fiscal 2001. The increase of $37,000 was due primarily to expenses relating to the expansion into the direct to consumer market through Personal Nutrition.

         Interest income decreased approximately $45,000 due to the company's decrease in cash.

LIQUIDITY

         Summa has no long-term debt outstanding and had approximately $455,000 cash in the bank or in interest bearing accounts at April 30, 2002.

         An income tax refund of $208,000 has been applied for and receipt is expected in September 2002.

         The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share has leveled out and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first two months of fiscal 2003 have increased to a break-even point. Management believes the Company has sufficient funds on hand to operate through fiscal year 2003, despite the uncertainty of the market/industry.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this item is contained in a separate section of this report. See Index of Financial Statements on Page 8 of this report.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         Page
                                                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                          9


FINANCIAL STATEMENTS

        Balance Sheets - April 30, 2002 and 2001                                           10

        Statements of Operations - Years ended April 30, 2002 and 2001                     11

        Statement of Changes in Stockholders' Equity - Years ended
            April 30, 2002 and 2001                                                        12

        Statements of Cash Flows - Years ended April 30, 2002 and 2001                     13


NOTES TO FINANCIAL STATEMENTS                                                              14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Summa Rx Laboratories, Inc.


We have audited the accompanying balance sheets of Summa Rx Laboratories, Inc. as of April 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summa Rx Laboratories, Inc. as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

Dallas, Texas
May 24, 2002

                           SUMMA RX LABORATORIES, INC.

                                 BALANCE SHEETS

                                    April 30,

                               ASSETS                                         2002             2001
                                                                         -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents                                           $     455,355    $     643,817
     Trade accounts receivable, less allowance for doubtful
         accounts of $35,000 in 2001                                            27,674          282,281
     Inventories                                                                94,298           86,944
     Income tax receivable                                                     208,778           68,112
     Deferred tax asset                                                          1,019           85,192
     Other current assets                                                       25,817           23,962
                                                                         -------------    -------------

                        TOTAL CURRENT ASSETS                                   812,941        1,190,308

PROPERTY, PLANT AND EQUIPMENT
     Furniture, fixtures and equipment                                       1,689,225        1,685,225
     Buildings and improvements                                                448,030          398,030
                                                                         -------------    -------------
                                                                             2,137,255        2,083,255
         Less accumulated depreciation                                         974,821          857,898
                                                                         -------------    -------------
                                                                             1,162,434        1,225,357
     Land                                                                        5,798            5,798
                                                                         -------------    -------------
                                                                             1,168,232        1,231,155
                                                                         -------------    -------------

                                                                         $   1,981,173    $   2,421,463
                                                                         =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                            $      72,992    $      40,864
     Accrued expenses                                                           78,054          140,780
     Customer deposits                                                          49,098           74,244
                                                                         -------------    -------------

                    TOTAL CURRENT LIABILITIES                                  200,144          255,888

DEFERRED TAX LIABILITY                                                          41,909           25,612

STOCKHOLDERS' EQUITY
     12% cumulative convertible preferred stock - authorized,
         2,000,000 shares of $.10 par value; issued, none                           --               --
     Common stock - authorized, 10,000,000 shares of $.01
         par value; issued and outstanding, 3,145,838 shares                    31,458           31,458
     Additional paid-in capital                                              3,219,379        3,219,379
     Accumulated deficit                                                    (1,511,717)      (1,110,874)
                                                                         -------------    -------------
                                                                             1,739,120        2,139,963
                                                                         -------------    -------------

                                                                         $   1,981,173    $   2,421,463
                                                                         =============    =============


        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                              Years ended April 30,

                                                              2002              2001
                                                          -------------    -------------
Net sales                                                 $   1,206,274    $   3,066,923
Cost of goods sold                                            1,150,697        2,525,024
                                                          -------------    -------------

         GROSS PROFIT                                            55,577          541,899

Selling, general and administrative expenses                    580,113          736,644
                                                          -------------    -------------

         OPERATING LOSS                                        (524,536)        (194,745)

Other income (expense)
     Interest expense - related parties                              --          (21,209)
     Interest income                                             15,385           60,633
                                                          -------------    -------------
                                                                 15,385           39,424
                                                          -------------    -------------

         LOSS BEFORE INCOME TAXES                              (509,151)        (155,321)

Income tax benefit                                              108,308           44,697
                                                          -------------    -------------

         NET LOSS                                         $    (400,843)   $    (110,624)
                                                          =============    =============

Loss per common share - basic and diluted                 $        (.13)   $        (.04)
                                                          =============    =============

Weighted average common shares outstanding                    3,145,838        3,145,838
                                                          =============    =============



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Common stock           Additional                       Total
                                 ---------------------------     paid-in       Accumulated    stockholders'
                                    Shares         Amount        capital        deficit          equity
                                 ------------   ------------   ------------   ------------    ------------
Balances at May 1, 2000             3,145,838   $     31,458   $  3,219,379   $ (1,000,250)   $  2,250,587

Net loss                                   --             --             --       (110,624)       (110,624)
                                 ------------   ------------   ------------   ------------    ------------

Balances at April 30, 2001          3,145,838         31,458      3,219,379     (1,110,874)      2,139,963

Net loss                                   --             --             --       (400,843)       (400,843)
                                 ------------   ------------   ------------   ------------    ------------

Balances at April 30, 2002          3,145,838   $     31,458   $  3,219,379   $ (1,511,717)   $  1,739,120
                                 ============   ============   ============   ============    ============



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                              Years ended April 30,

                                                                                            2002              2001
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           $    (400,843)   $    (110,624)
     Adjustments to reconcile net loss to net cash used in operating activities
              Depreciation                                                                    116,923          117,147
              Deferred income taxes                                                           100,470            8,420
              Changes in operating assets and liabilities
                  Accounts receivable - trade                                                 254,607          272,392
                  Inventories                                                                  (7,354)         175,975
                  Income tax receivable                                                      (140,666)         (68,112)
                  Other current assets                                                         (1,855)         (11,586)
                  Accounts payable - trade                                                     32,128         (267,814)
                  Other accrued liabilities                                                   (62,726)        (170,265)
                  Customer deposits                                                           (25,146)        (211,384)
                                                                                        -------------    -------------

                       NET CASH USED IN OPERATING ACTIVITIES                                 (134,462)        (265,851)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                     (54,000)         (63,083)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of long-term debt                                                                    --         (380,000)
                                                                                        -------------    -------------

                       NET DECREASE IN CASH AND CASH EQUIVALENTS                             (188,462)        (708,934)

Cash and cash equivalents at beginning of year                                                643,817        1,352,751
                                                                                        -------------    -------------

Cash and cash equivalents at end of year                                                $     455,355    $     643,817
                                                                                        =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                                      $          --    $      28,809
     Income taxes paid (received)                                                       $     (68,112)   $     136,518



        The accompanying notes are an integral part of these statements.

                           SUMMA RX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             April 30, 2002 and 2001

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

     Nature of Operations

     Summa Rx Laboratories, Inc. (Summa or the Company) is engaged in the business of manufacturing and marketing pharmaceuticals, dietary supplements and nutritional products. Summa's manufacturing facility is registered with the U.S. Food and Drug Administration (the "FDA") to manufacture drugs. Summa primarily manufactures and markets products, which fall into two categories: dietary supplements and pharmaceuticals (prescription and over the counter ("OTC") drugs). In addition, Summa has manufactured prescription and nonprescription pharmaceuticals such as antihistamines, analgesics, and mucolytic expectorants. Information by product category is not tracked separately by the Company.

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

     Revenue Recognition

     Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished product.

                           SUMMA RX LABORATORIES, INC.

                             April 30, 2002 and 2001


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

     Shipping and Handling Fees and Costs

     The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs are included in cost of goods sold.

     Income Taxes

     Deferred tax assets are determined based on the differences between financial statement and income tax bases of assets using the enacted tax rates expected to be in effect when taxes become payable. Valuation allowances are provided against assets, which are not likely to be realized.

     Earnings Per Share

     The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share are computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were anti-dilutive in 2002 and 2001. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements. In 2002 and 2001, options and warrants for 1,231,664 and 1,421,664 shares of common stock, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

     Financial Instruments

     The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short term nature of these items.

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

     Reclassification

     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

                           SUMMA RX LABORATORIES, INC.

                             April 30, 2002 and 2001

NOTE B - INCOME TAXES

     The following reconciles the provision for income taxes in the statements of operations to the expected provision at statutory Federal rate:

                                                                             2002            2001
                                                                          -----------    -----------
    Expected tax benefit                                                  $  (173,111)   $   (52,809)
    Marginal tax rate differential                                             (4,343)            --
    Nondeductible expenses                                                        954          8,112
    Change in valuation allowance                                              68,192             --
                                                                          -----------    -----------

                                                                          $  (108,308)   $   (44,697)
                                                                          ===========    ===========

     Components of tax benefit are as follows:

                                                                              2002           2001
                                                                          -----------    -----------
    Current                                                               $  (208,778)   $   (54,697)
    Deferred                                                                  100,470          8,000
                                                                          -----------    -----------

                                                                          $  (108,308)   $   (44,697)
                                                                          ===========    ===========

     The components of deferred tax assets and liabilities are as follows:

                                                                              2002           2001
                                                                          -----------    -----------
    Deferred tax assets
         Net operating loss carryforwards                                 $   110,118    $   110,118
         Inventory                                                              1,019         17,000
                                                                          -----------    -----------
                                                                              111,137        127,118
         Less valuation allowance                                            (110,118)       (41,926)
                                                                          -----------    -----------
                                                                                1,019         85,192

    Deferred tax liabilities
         Depreciation                                                         (41,909)       (25,612)
                                                                          -----------    -----------

    Deferred tax assets (liabilities)                                     $   (40,890)   $    59,580
                                                                          ===========    ===========

     At April 30, 2002, the Company has approximately $324,000 of net operating loss carryforwards whose use is restricted to $66,000 per year and expire in 2006.

                           SUMMA RX LABORATORIES, INC.

                             April 30, 2002 and 2001

NOTE C - STOCKHOLDERS' EQUITY

     The Company has stock option plans under which directors and key employees may be granted options to purchase the Company's common stock. The Company has reserved 450,000 shares of stock for issuance under the plans. The exercise price of options granted under the plans cannot be less than the fair market value of the stock on the date of grant. The options have a term of five to ten years and vest immediately. The following summarizes option activity under the stock option plans for each of the two years in the period ended April 30, 2002:

                                                                                                             Exercise
                                                                                         Shares                price
                                                                                         -------           ------------
         Options outstanding and exercisable at April 30, 2002 and 2001                  225,000                 $.50
                                                                                         =======           ===========
         Weighted average remaining contractual life at April 30, 2002                                      4.71 years

     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock, otherwise known as the intrinsic value method. SFAS 123 requires disclosure of pro forma net earnings (loss) and pro forma net earnings (loss) per share as if the fair value based method had been applied in measuring compensation cost for stock-based awards granted after 1995. Pro forma net earnings (loss) and earnings (loss) per share recorded under the intrinsic value method does not differ from the fair value method for 2001 and 2000.

     The fair value of these options was estimated at the date of grant using an option pricing model with the following assumptions: risk-free interest rate of 6 percent; no dividend yield; 0% volatility; and expected lives ranging from 5 to 10 years.

     At various times, the Company has issued warrants to purchase common stock to certain employees, directors, creditors and stockholders. The warrants are exercisable within one year of the date of grant. The weighted average remaining contractual life at April 30, 2002 is 2.21 years. The fair value of warrants issued to non-employees was not material. The following summarizes warrant activity for each of the two years in the period ended April 30, 2002:

                                                                                                  Warrant
                                                                                                  weighted
                                                                                  Fiscal          average
                                                                  Number          year of          price
                                                                 of shares       expiration       per share
                                                               -------------    -------------   -------------
     Warrants outstanding at April 30, 2000 and 2001               1,196,664        2002-2006   $         .61

         Expired in 2002                                            (190,000)            2002             .50
                                                               -------------                    -------------

     Warrants outstanding at April 30, 2002                        1,006,664        2003-2006   $         .61
                                                               =============                    =============

                           SUMMA RX LABORATORIES, INC.

                             April 30, 2002 and 2001

NOTE D - MAJOR CUSTOMERS

     A significant portion of the Company's net sales has been derived from major customers. Two customers accounted for 12% and 25% of sales of the Company in 2002 and 44% and 28% of sales of the Company in 2001.

     Although management believes its relations with these customers are currently good, it is reasonably possible that the Company could lose one or more of these customers, which could have a material adverse effect on the Company's financial position, or results of operations.


NOTE E - EMPLOYEE BENEFIT PLAN

     The Company has an employee benefit plan, which provides for tax deferred contributions from employees, together with certain matching contributions from the Company. The Plan qualifies under section 401 (k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute up to 15% of their gross compensation into the retirement plan and the Company will match 50% of each employee's contribution up to a maximum rate of 6%. Benefit plan expense was approximately $10,498 and $20,940 in 2002 and 2001, respectively.


NOTE F - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2001, the Company reduced its allowance for doubtful accounts by approximately $43,000 and recorded a write-off of obsolete inventories of approximately $45,000.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated May 24, 2002 accompanying the financial statements included in the Annual Report of Summa Rx Laboratories, Inc. on Form 10-KSB for the year ended April 30, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statement of Summa Rx Laboratories, Inc. on Form S-8 (File No. 33- 9475 effective October 9, 1986).


GRANT THORTON LLP

Dallas, Texas
July 29, 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORS

         The following table sets forth the names and ages of all of the Directors of Summa as of July 17, 2001. Members of the Board of Directors are elected to serve a term of one year or until there successors are elected and qualified. No arrangement or understanding exists between any of the Directors and any other persons pursuant to which the Directors were selected.

            Name                            Since                 Age                      Position
-------------------------------      ------------------     ---------------    ---------------------------------
      Jerry A. Nelson                       1987                  66           Chairman of the Board, President
                                                                                    And Chief Executive Officer

      Jeffrey P. Meador, CPA                2000                  50           Chairman of the Audit Committee,
                                                                               Member of Compensation
                                                                               Committee and Director

      Edwin K. Hunter                       2001                  60           Chairman of the Compensation
                                                                               Committee, member of the
                                                                               Audit Committee and Director

The following sets forth pertinent information regarding each of the Directors.

         Jerry A. Nelson - Elected as a Director of the Company in April 1987, and as Chairman of the Board, President, and Chief Executive Officer in July 1987. He previously served as a consultant to the company from July 1985. From June 1982 until June 1987, Mr. Nelson was President of Nelson & Associates, a consulting firm providing manufacturing and product development services to various companies. From 1972 until 1982, Mr. Nelson was employed by Alcon Laboratories, serving in various management positions at different divisions of Alcon.

         Jeffrey P. Meador, CPA - Mr. Meador was appointed as a member of the Board of Directors in May 2000. Mr. Meador has been in public accounting since 1976 having worked with Ernst & Ernst, Coopers and Lybrand, and since 1985 with Jeff Meador & Associates in Austin, Texas. His practice is primarily in Tax matters with significant experience in Real Estate, Technology, Compensation, and Health Care. He is also a Certified Valuation Analyst.

         Edwin K. Hunter - Mr. Hunter was appointed as a member of the Board of Directors in November 2001. Mr. Hunter practices law with the law firm of Hunter, Blazier & O'Dowd. He practices in the areas of Taxation, Trusts and Estates, Oil and Gas and Tax Litigation. He is Board of Specialization Certified in Taxation. Mr. Hunter serves as trustee for several foundations.


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

       Name                     Age                          Position
-------------------         ------------      -------------------------------------
Jerry A. Nelson                 66            President and Chief Executive Officer

William W. Semmes               32            President, Consumer Division

Pauline G. Lee                  42            Chief Accounting Officer and
                                              Corporate Secretary


         William W. Semmes - Mr. Semmes joined Summa in January 2002 as President of the Consumer Division. Following graduation from Tulane University and service as an Infantry Officer in the U.S. Marine Corps, Mr. Semmes co-founded Acumins, a manufacturer and distributor of nutritional supplements custom-formulated for individual consumers. Mr. Semmes joined Summa in January 2002 to build an online, direct-to-consumer division and increase sales through the development of value-added services for Summa's commercial customers.

         Pauline G. Lee - Mrs. Lee joined Summa in May 1989 as an in-house accountant. She was elected by the Board as the Corporate Secretary and Chief Accounting Officer on July 8, 1993. Mrs. Lee was elected to the position of Chief Financial Officer on December 3, 1998. In September 2000 Mrs. Lee became Summa's Customer Service & Materials Procurement Director. Mrs. Lee was reelected as Corporate Secretary and Chief Accounting Officer on September 1, 2001. Prior to May 1989 she was employed as an accountant for a group of automobile dealerships for two years, and was in public accounting for the six years prior.

         A description of Mr. Nelson's background is set forth above under "Board of Directors."

ITEM 10. EXECUTIVE COMPENSATION

         During the fiscal year ended April 30, 2002, Mr. Nelson, Summa's President and CEO, received cash compensation of $73,709. No other Summa executive officer received cash compensation in excess of $70,000. All of Summa's executive officers (three persons) received a total aggregate compensation of approximately $151,012 during such period.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) CERTAIN BENEFICIAL OWNERS

         The following table set forth information regarding certain beneficial owners of Summa's Common Stock at July 19, 2002 who own more than five percent (5%) of the Common Stock. Each stockholder has sole voting and investment power with respect to the shares set forth opposite their name, unless otherwise indicated.

                                                       Number of Shares
                                                          Owned as of
Name and Address of Beneficial Owners                    July 19, 2002             Percent
-------------------------------------                  ----------------          ------------
Carol M. Petrie
772 Potato Patch
Vail, Colorado 81657                                          233,356                   7.42

Lawrence L. Black, Black & Co.
1 SW Columbia Street
Portland, Oregon 97258                                        223,695                   7.11

Jerome Klawitter
3 Humbolt Lane
Austin, Texas 78746                                           306,442                   9.74

Shirley K. Hunter, Trustee
Le Damier Trust
1000 Bayou Oaks Lane
Lake Charles, Louisiana 70605                                 434,055                  13.80

Stanley K. Slutzky, Trustee,
Gabriel Trust
2255 Cumberland Pkwy, N.W. Bldg 1300
Atlanta, GA  30339                                            331,914                  10.55
                                                   ------------------           ------------

            TOTAL OWNERSHIP                                 1,588,734                  50.05
                                                   ==================           ============


(B) MANAGEMENT OWNERSHIP

         The following table set forth information regarding management ownership of Summa's Common Stock at July 17, 2001. Mr. Nelson has sole voting and investment power with respect to his shares.

                                                       Number of Shares
                                                        Owned as of
Name of Management Owners                               July 19, 2002                  Percent
------------------------------------------           ------------------            ---------------
Jerry A. Nelson                                                 180,371                       5.73

Edwin K. Hunter Trustee, Chambers
Medical Foundation and Tellurogenic                             314,432                      10.00
                                                     ------------------                  ---------

All Officers and Directors
 as a Group (5 persons)                                         494,803                      15.73
                                                     ==================                  =========


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


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         1. Financial Statements:

         See Index to Financial Statements on page 8 for a list of all financial statements and schedules filed as part of this report.

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

         Summa Rx Laboratories, Inc.


By: /s/          Jerry A. Nelson                            Date: July 29, 2002
  -------------------------------------------
        JERRY A. NELSON, President and
            Chief Executive Officer



By: /s/         William W. Semmes                           Date: July 29, 2002
  -------------------------------------------
         WILLIAM W. SEMMES, President,
             Consumer Division



By: /s/           Pauline G. Lee                            Date: July 29, 2002
  -------------------------------------------
       PAULINE G. LEE, Chief Accounting
        Officer and Corporate Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/          Jerry A. Nelson                            Date: July 29, 2002
  -------------------------------------------
         JERRY A. NELSON, Chairman of
            the Board of Directors



By: /s/         Edwin K. Hunter                             Date: July 29, 2002
  -------------------------------------------
           EDWIN K. HUNTER, Director



By: /s/        Jeffrey P. Meador                            Date: July 29, 2002
  -------------------------------------------
          JEFFREY P. MEADOR, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.