Form 10QSB
period 2002-07-31
SUMMA RX LABORATORIES INC
filed 2002-09-16
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 2002 there were 3,145,838 shares of common stock outstanding.

                           SUMMA RX LABORATORIES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB


PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

              Consolidated Balance Sheet                                                                          3

              Consolidated Statement of Operations                                                                4

              Consolidated Statement of Cash Flows                                                                5

              Notes to the Financial Statements                                                                   6

       Item 2 - Management's Discussion and Analysis of Financial Condition                                       7

              and Results of Operations

PART II - OTHER INFORMATION                                                                                       8

       Item 1 - Legal Proceedings                                                                                 8

       Item 2 - Changes in Securities                                                                             8

       Item 3 - Defaults Upon Senior Securities                                                                   8

       Item 4 - Submission of Matters to a Vote of Security Holders                                               8

       Item 5 - Other information                                                                                 8

       Item 6 - Exhibits and Reports on Form 8-K                                                                  8

SIGNATURES                                                                                                        8

EXHIBIT INDEX                                                                                                     9

       Exhibit 99-1                                                                                              10

       Exhibit 99-2                                                                                              11

                           SUMMA RX LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  July 31, 2002
                                   (Unaudited)



                                     ASSETS

Cash                                                                  $   243,565
Trade accounts receivable                                                  86,705
Inventory                                                                 152,342
Income tax receivable                                                     208,778
Deferred tax asset                                                          1,019
Other current assets                                                       32,814
                                                                      -----------
     Total current assets                                                 725,223
Property, plant and equipment                                           2,191,927
Less accumulated depreciation                                           1,002,376
                                                                      -----------
     Net property, plant and equipment                                  1,189,551
Land                                                                        5,798
                                                                      -----------
Total assets                                                          $ 1,920,572
                                                                      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                      $    85,836
Accrued liabilities                                                        70,551
Customer deposits                                                          59,734
Deferred tax liability                                                     41,909
                                                                      -----------
   Total current liabilities                                              258,030

     Total liabilities                                                    258,030

Common stock                                                               31,458
Additional paid-in capital                                              3,219,379
Accumulated deficit                                                    (1,588,295)
                                                                      -----------
     Shareholders' equity                                               1,662,542
                                                                      -----------
Total liabilities and shareholders' equity                            $ 1,920,572
                                                                      ===========

See accompanying notes to the consolidated financial statements.

                           SUMMA RX LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended
                                                              July 31
                                                    2002                   2001
                                                ------------           ------------

Net sales                                       $    364,203           $    380,657
Cost of goods sold                                   305,876                362,025
                                                ------------           ------------
   Gross profit                                       58,327                 18,632
Selling, general and administrative                  136,594                126,275
                                                ------------           ------------
   Operating loss                                    (78,267)              (107,643)

Other income (expense):
   Interest income                                     1,688                  5,966
   Interest expense                                       --                    (42)
                                                ------------           ------------
                                                       1,688                  5,924
                                                ------------           ------------

   Net loss before taxes                        $    (76,579)          $   (101,719)
                                                ------------           ------------

   Income taxes                                           --                 34,340
                                                ------------           ------------

   Net loss                                     $    (76,579)          $    (67,379)
                                                ============           ============

Basic and fully diluted loss per share                  (.02)                  (.02)
                                                ============           ============

Weighted average shares outstanding                3,145,838              3,145,838
                                                ============           ============

See accompanying notes to the consolidated financial statements.

                           SUMMA RX LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three months ended
                                                                            July 31
                                                                    2002                  2001
                                                               ------------           ------------

Cash flows from operating activities
   Net loss                                                    $    (76,579)          $    (67,379)
   Adjustments to reconcile net loss to
    net cash provided (used) by operating activities:
     Depreciation and amortization                                   27,553                 29,325
   Changes in operating assets and liabilities:
     Trade accounts receivable                                      (59,031)               108,897
     Inventory                                                      (58,044)               (26,480)
     Other current assets                                            (6,998)               (20,850)
     Accounts payable and accrued liabilities                        15,977                (18,006)
                                                               ------------           ------------
Net cash used by operating activities                              (157,118)                 5,507

Cash flows from investing activities
  Capital expenditures                                              (54,672)                    --
                                                               ------------           ------------

Net increase (decrease) in cash                                    (211,790)                 5,507

Cash at beginning of year                                           455,355                643,817
                                                               ------------           ------------

Cash at end of year                                            $    243,565           $    649,324
                                                               ============           ============

See accompanying notes to the consolidated financial statements.

                           SUMMA RX LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A wholly owned subsidiary corporation, Personal Nutrition, Inc. was incorporated in the State of Texas in May 2002. Personal Nutrition, Inc. was established to distribute direct-to-consumer products manufactured by Summa through e-commerce. Summa is developing a company brand line of dietary supplements to be distributed under Personal Nutrition, Inc. This practice is consistent with industry norms whereby contract manufacturers establish their own brands to test new products, increase control of general sales, and gain potentially higher margins.

Note 2 - Basis of Presentation

The unaudited consolidated interim financial statements and related consolidated notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited consolidated interim financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Summa's most recent Form 10-KSB covering fiscal year ended April 30, 2002.

The information furnished reflects, in the opinion of the management of Summa, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial results for the consolidated interim period presented.

Note 3 - Earnings Per Share

Summa computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All potential common shares were antidilutive in 2002 and 2001. Accordingly, singular earnings (loss) per share amounts have been presented in the accompanying financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Summa has no long-term debt outstanding and had approximately $244,000 cash in the bank or in interest bearing accounts at July 31, 2002.

An income tax refund of $208,000 has been applied for and was received in August 2002.

The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share has leveled out and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first quarter of fiscal 2003 have been below a break-even point. Increased sales and earnings are anticipated with the launching of Personal Nutrition, Inc. website during the second quarter of fiscal 2003. Management believes Summa has sufficient funds on hand to operate through fiscal year 2003, despite the uncertainty of the market/industry.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal year 2003 were approximately $364,000 compared to $381,000 in sales for the first quarter of fiscal year 2002. The reduction in sales is attributed to the loss of two key customers during the first quarter of fiscal year 2002. Customers have not yet been found to replace the sales to these lost customers. Cost of sales as a percentage of sales for the first quarter of fiscal year 2003 decreased (84% vs. 95%) compared to the first quarter of fiscal year 2002 through the downsizing of its workforce which reduced manufacturing expenses.

Sales general and administrative expenses for the first quarter of fiscal year 2003 was approximately $136,600 compared to approximately $126,300 for the first quarter of fiscal year 2002. This increase was due primarily to expenses relating to the expansion into the direct to consumer market through Personal Nutrition, Inc.

Interest income decreased approximately $4,300 due to the Summa's decrease in cash.

PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

         Not applicable

Item 2 - Changes in Securities

         Not applicable

Item 3 - Defaults Upon Senior Securities

         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jerry A. Nelson.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pauline G. Lee

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Summa Rx Laboratories, Inc.



September 16, 2002                       /s/ Jerry A. Nelson
                                         -------------------------------
                                         Jerry A. Nelson
                                         President

                                         /s/ Pauline G. Lee
                                         -------------------------------
                                         Pauline G. Lee
                                         Chief Accounting Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Jerry A. Nelson

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
                  Pauline G. Lee