Form 10QSB
period 2002-10-31
SUMMA RX LABORATORIES INC
filed 2002-12-20
CIK 777517

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended October 31, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1943 for the transition period from ____________ to _______________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002 there were 3,145,838 shares of common stock outstanding.

                           SUMMA RX LABORATORIES, INC.

                                TABLE OF CONTENTS

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

              Consolidated Balance Sheet                                                                          3

              Consolidated Statements of Operations                                                               4

              Consolidated Statements of Cash Flows                                                               5

              Notes to Consolidated Financial Statements                                                          6

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations             7

       Item 3 - Controls and Procedures                                                                           8

PART II - OTHER INFORMATION                                                                                       8

       Item 1 - Legal Proceedings                                                                                 8

       Item 2 - Changes in Securities                                                                             8

       Item 3 - Defaults Upon Senior Securities                                                                   8

       Item 4 - Submission of Matters to a Vote of Security Holders                                               8

       Item 5 - Other information                                                                                 8

       Item 6 - Exhibits and Reports on Form 8-K                                                                  8

SIGNATURES                                                                                                        9

CERTIFICATIONS

       Certification of President                                                                                10

       Certification of Chief Accounting Officer                                                                 11

EXHIBIT INDEX                                                                                                    12

       Exhibit 99-1

       Exhibit 99-2

                           SUMMA RX LABORATORIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2002
                                   (Unaudited)

                                       ASSETS

Cash                                                                  $   337,018
Trade accounts receivable                                                  97,121
Inventory                                                                 117,177
Deferred tax asset                                                          1,019
Other current assets                                                       20,273
                                                                      -----------
     Total current assets                                                 572,608

Property, plant and equipment                                           2,254,308
Less accumulated depreciation                                           1,029,931
                                                                      -----------
     Net property, plant and equipment                                  1,224,377
Land                                                                        5,798
                                                                      -----------
Total assets                                                          $ 1,802,783
                                                                      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                      $    75,296
Accrued liabilities                                                        65,242
Customer deposits                                                          10,277
Deferred tax liability                                                     41,909
                                                                      -----------
   Total current liabilities                                              192,724

Common stock - authorized, 10,000,000 shares of $.01
     par value; issued and outstanding, 3,145,838 shares                   31,458
Additional paid-in capital                                              3,219,379
Accumulated deficit                                                    (1,640,778)
                                                                      -----------
     Stockholders' equity                                               1,610,059
                                                                      -----------
Total liabilities and stockholders' equity                            $ 1,802,783
                                                                      ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                 Six months ended
                                                     October 31                        October 31
                                                2002             2001             2002             2001
                                             -----------      -----------      -----------      -----------
Net Sales                                    $   398,415      $   456,076      $   762,617      $   836,733
Cost of Goods sold                               302,351          358,254          608,227          720,279
                                             -----------      -----------      -----------      -----------
   Gross Profit                                   96,064           97,822          154,390          116,454

Selling, general and administrative              149,766          103,965          286,359          230,240
                                             -----------      -----------      -----------      -----------
   Operating loss                                (53,702)          (6,143)        (131,969)        (113,786)

Other income (expense)
   Interest income                                 1,219            4,577            2,907           10,543
   Interest expense                                   --               --               --              (42)
                                             -----------      -----------      -----------      -----------
                                                   1,219            4,577            2,907           10,501
                                             -----------      -----------      -----------      -----------

   Net loss before taxes                         (52,483)          (1,566)        (129,062)        (103,286)
                                             -----------      -----------      -----------      -----------

   Income taxes                                       --              759               --           35,099
                                             -----------      -----------      -----------      -----------

   Net loss                                  $   (52,483)     $      (808)     $  (129,062)     $   (68,187)
                                             ===========      ===========      ===========      ===========

Basic and fully diluted (loss) per share     $      (.02)     $        --      $      (.04)     $      (.02)
                                             ===========      ===========      ===========      ===========

Weighted averages shares outstanding           3,145,838        3,145,838        3,145,838        3,145,838
                                             ===========      ===========      ===========      ===========


See accompanying notes to the financial statements.

                           SUMMA RX LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended
                                                                   October 31
                                                             2002               2001
                                                          ------------      ------------
Cash flows from operating activities
   Net loss                                               $   (129,062)     $    (68,187)
   Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
     Depreciation and amortization                              55,110            58,650
   Changes in operating assets and liabilities:
     Trade accounts receivable                                 (69,446)          150,532
     Income tax receivable                                     208,778                --
     Inventory                                                 (22,879)           (4,725)
     Other current assets                                        5,544            23,547
     Accounts payable and accrued expenses                     (49,329)         (107,521)
                                                          ------------      ------------
Net cash provided (used) by operating activities                (1,284)           52,296

Cash flows from investing activities
  Capital expenditures                                        (117,053)               --
                                                          ------------      ------------

Net increase (decrease) in cash                               (118,337)           52,296

Cash at beginning of year                                      455,355           643,817
                                                          ------------      ------------

Cash at end of year                                       $    337,018      $    696,113
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

Note 4 - Segment Reporting

Management identifies segments by distribution markets. The Contract Manufacturing segment manufactures dietary supplements and nutritional products for sale under its own label or under contract for others. The Consumer Division segment was established to distribute direct to consumer products through e-commerce. Summary information by segment as of and for the six months ended October 31, 2002 and 2001, are as follows:

                                 Three months ended                 Six months ended
                                     October 31                        October 31
                               2002             2001             2002             2001
                            -----------      -----------      -----------      -----------
Contract Manufacturing:
     Revenues               $   395,791      $   456,076      $   759,993      $   836,733
     Operating expenses         411,126          462,219          824,153          950,519
                            -----------      -----------      -----------      -----------

     Operating loss             (15,335)          (6,143)         (64,160)        (113,786)

     Depreciation                26,325           29,325           55,110           58,650
     Segment assets         $ 1,761,876      $ 2,220,143      $ 1,761,876      $ 2,220,143
                            ===========      ===========      ===========      ===========

Consumer Division:
     Revenues               $     2,624      $        --      $     2,624      $        --
     Operating expenses          40,991               --           70,433               --
                            -----------      -----------      -----------      -----------

     Operating loss             (38,367)              --          (67,809)              --

     Depreciation                    --               --               --               --
     Segment assets         $    40,907      $        --      $    40,907      $        --
                            ===========      ===========      ===========      ===========


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

Summa has no long-term debt outstanding and had approximately $337,000 cash in the bank or in interest bearing accounts at October 31, 2002.

The contract manufacturing of dietary supplements is an industry of ever changing products and is very price competitive. Summa's market share has declined and sales for the past fiscal year have been below breakeven levels. Summa's sales for the first two quarters of fiscal 2003 have been below a break-even point. After launching Personal Nutrition's website during the second quarter of fiscal 2003 sales have been slower than anticipated. Management feels through increased marketing a larger number of potential customers can be reached to increase sales during the third quarter of fiscal 2003. Management believes Summa has sufficient funds on hand to operate through fiscal year 2003, despite the uncertainty of the market/industry.

Summa does not anticipate any additional capital expenditures for fiscal year end 2003.

Results of Operations

Sales for the first six months of fiscal year 2003 were approximately $762,000 compared to $837,000 in sales for the first six months of fiscal year 2002. The reduction in sales is attributed to the loss of two key customers during the first quarter of fiscal year 2002. Customers have not yet been found to replace the sales to these lost customers. Cost of sales as a percentage of sales for the first six months of fiscal year 2003 decreased (80% vs. 86%) compared to the first six months of fiscal year 2002 through the downsizing of its workforce, which reduced manufacturing expenses.

Sales general and administrative expenses for the first six months of fiscal year 2003 was approximately $286,000 compared to approximately $230,000 for the first six months of fiscal year 2002. This increase was due primarily to expenses relating to the expansion into the direct to consumer market through Personal Nutrition, Inc.

Interest income decreased approximately $7,600 due to the Summa's decrease in cash.

Item 3 - Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the President and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure and procedures subsequent to the Evaluation Date.


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


                                              Summa Rx Laboratories, Inc.



December 19, 2002                             /s/ Jerry A. Nelson
                                              ---------------------------------
                                              Jerry A. Nelson
                                              President

December 19, 2002                             /s/ Pauline G. Lee
                                              ---------------------------------
                                              Pauline G. Lee
                                              Chief Accounting Officer

                                 CERTIFICATIONS

CERTIFICATION OF PRESIDENT, SUMMA RX LABORATORIES, INC.

I, Jerry A. Nelson, President SUMMA RX LABORATORIES, INC., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SUMMA RX LABORATORIES, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 19, 2002                                    /s/ Jerry A. Nelson
                                                     --------------------------
                                                     Jerry A. Nelson
                                                     President

CERTIFICATION OF CHIEF ACCOUNTING OFFICER, SUMMA RX LABORATORIES, INC.

I, Pauline G. Lee, Chief Accounting Officer, SUMMA RX LABORATORIES, INC., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SUMMA RX LABORATORIES, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 19, 2002                                    /s/ Pauline G. Lee
                                                     ---------------------------
                                                     Pauline G. Lee
                                                     Chief Accounting Officer

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