Form 10KSB/A
period 2001-04-30
SUMMA RX LABORATORIES INC
filed 2003-02-21
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  to
                                ----------------    ---------------

                         Commission file number 1-9087.

                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      75-1535372
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

     2940 FM 3028, Mineral Wells, Texas                       76067
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of July 17, 2001, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $4,767.

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

         "Summa's common shares have been traded on a very limited basis over the past two fiscal years (years ended April 30, 2001 and 2000). Based on market information Summa has determined that a total of 100 shares were traded during the period from January 2001 to July 2001 involving one trade. The average price per share was $0.01, with a high and low of $0.01 per share on January 18, 2001."

         "Based on detailed information provided to Summa by its stock transfer agent, banks, brokerage houses, and other custodians, nominees and fiduciaries, Summa has determined that during the fiscal year ended April 30, 2001 it had a maximum total of 287 stockholders during such fiscal year."

         Summa has neither declared nor paid dividends on its Common Stock in the two most recent fiscal years. Summa intends to retain any earnings for use in the expansion of its business.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
              FORM 8-K

(a)      Documents filed as part of this report:
         None

(b)      Reports on Form 8-K.
         None

(c)      Exhibits required by Item 601 of Regulation S-K:

Item (2) - Plan of acquisition, reorganization, arrangement, liquidation., or succession:

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

Item (23) - Consents of Experts and Counsel:

         Consents of Counsel are incorporated herein by reference filed as part of Registration Statement No. 33-00297-FW on Form S-18 as filed with the Commission on December 9, 1985, and Registration Statement No. 33-9475 on Form S-8 as filed with the Commission on October 9, 1986.

Item (99.1) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jerry
              A. Nelson.

Item (99.2) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pauline G. Lee.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Summa Rx Laboratories, Inc.




By: /s/           Jerry A. Nelson                      Date: February 21, 2003
  -----------------------------------------------
         JERRY A. NELSON, President and
         Chief Executive Officer




By: /s/           Pauline G. Lee                       Date: February 21, 2003
  -----------------------------------------------
         PAULINE G. LEE, Chief Accounting
         Officer and Corporate Secretary




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/           Jerry A. Nelson                      Date: February 21, 2003
  -----------------------------------------------
         JERRY A. NELSON, Chairman of
         the Board of Directors



By: /s/           Edwin K. Hunter                      Date: February 21, 2003
  -----------------------------------------------
         EDWIN K. HUNTER, Director



By: /s/           Jeffrey P. Meador                    Date: February 21, 2003
  -----------------------------------------------
         JEFFREY P. MEADOR, Director

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, Jerry A. Nelson, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of SUMMA RX LABORATORIES, INC.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 21, 2003                     /s/ Jerry A. Nelson
                                      -------------------------------
                                      Jerry A. Nelson
                                      President and Chief Executive Officer

                                CERTIFICATION OF
                            CHIEF ACCOUNTING OFFICER

I, Pauline G. Lee certify that:

1. I have reviewed this annual report on Form 10-KSB/A of SUMMA RX LABORATORIES, INC.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 21, 2003                                     /s/ Pauline G. Lee
                                                     -------------------
                                                     Pauline G. Lee
                                                     Chief Accounting Officer

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