Form 10KSB/A
period 2002-04-30
SUMMA RX LABORATORIES INC
filed 2003-02-21
CIK 777517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                     to
                                -------------------    -------------------

                         Commission file number 1-9087.

                           SUMMA RX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             75-1535372
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  2940 FM 3028, Mineral Wells, Texas                               76067
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of July 19, 2002, the estimated aggregate market price of the Registrant's voting stock held by non-affiliates was $7,630.

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

         "Summa's common shares have been traded on a very limited basis over the past two fiscal years (years ended April 30, 2001 and 2002). Based on market information Summa has determined that a total of 11,500 shares were traded during the period from January 2001 to July 2002 involving a total of four (4) separate trades. The average price per share for those trades was $0.016, with a high of $0.02 per share on September 7, 2001 and a low of $0.00013 per share on October 5, 2001."

         "Based on detailed information provided to Summa by its stock transfer agent, banks, brokerage houses, and other custodians, nominees and fiduciaries, Summa has determined that during the fiscal year ended April 30, 2002 it had a maximum total of 287 stockholders during such fiscal year."

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

         Summa Rx Laboratories, Inc.




By: /s/           Jerry A. Nelson                        Date: February 21, 2003
  --------------------------------------------
         JERRY A. NELSON, President and
          Chief Executive Officer




By: /s/           Pauline G. Lee                         Date: February 21, 2003
  --------------------------------------------
         PAULINE G. LEE, Chief Accounting
         Officer and Corporate Secretary




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/           Jerry A. Nelson                        Date: February 21, 2003
  --------------------------------------------
         JERRY A. NELSON, Chairman of
         the Board of Directors



By: /s/           Edwin K. Hunter                        Date: February 21, 2003
  --------------------------------------------
         EDWIN K. HUNTER, Director



By: /s/           Jeffrey P. Meador                      Date: February 21, 2003
  --------------------------------------------
         JEFFREY P. MEADOR, Director

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


February 21, 2003                                /s/ Jerry A. Nelson
                                           -------------------------------------
                                                     Jerry A. Nelson
                                           President and Chief Executive Officer

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


February 21, 2003                                     /s/ Pauline G. Lee
                                                      --------------------------
                                                      Pauline G. Lee
                                                      Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002 by Jerry A. Nelson

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Pauline G. Lee